Form 10-K
period 1993-12-31
PITNEY BOWES CREDIT CORP
filed 1994-03-15
CIK 768170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549
                                  FORM 10-K


  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----         EXCHANGE ACT OF 1934 [FEE REQUIRED]
For The Year Ended December 31, 1993

                                   OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from          to
                               -------     -------

Commission file number 0-13497


                    PITNEY BOWES CREDIT CORPORATION

    State of Incorporation          IRS Employer Identification No.
          Delaware                            06-0946476

                           201 Merritt Seven
                    Norwalk, Connecticut  06856-5151
                    Telephone Number: (203) 846-5600


     Securities registered pursuant to Section 12(b) of the Act:

                                None

     Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, No Par Value

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     ------

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 11, 1994: None.

As of March 11, 1994, 460 shares of common stock with no par value were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      PITNEY BOWES CREDIT CORPORATION
                                FORM 10-K
                               1993 INDEX
                      -------------------------------

                                Part I

Item                                                             Page
- ----                                                             ----

 1.  Business . . . . . . . . . . . . . . . . . . . . . . .         3

 2.  Properties . . . . . . . . . . . . . . . . . . . . . .        10

 3.  Legal proceedings  . . . . . . . . . . . . . . . . . .        10

 4.  Submission of matters to a vote of security holders  .        10

                                Part II

 5.  Market for the registrant's common equity and related
      stockholder matters . . . . . . . . . . . . . . . . .        10

 6.  Selected financial data  . . . . . . . . . . . . . . .        11

 7.  Management's discussion and analysis of financial
      condition and results of operations . . . . . . . . .        12

 8.  Financial statements and supplementary data  . . . . .        18

 9.  Changes in and disagreements with accountants on
      accounting and financial disclosure . . . . . . . . .        40

                               Part III

10.  Directors and executive officers of the Registrant . .        40

11.  Executive compensation . . . . . . . . . . . . . . . .        40

12.  Security ownership of certain beneficial owners and
      management  . . . . . . . . . . . . . . . . . . . . .        40

13.  Certain relationships and related transactions . . . .        40

                                Part IV

14.  Exhibits, financial statement schedules and reports on
      Form 8-K  . . . . . . . . . . . . . . . . . . . . . .        40

     Index to Exhibits  . . . . . . . . . . . . . . . . . .        41

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . .        43

                                Part I

Item 1.  Business
         --------

                                GENERAL
                                -------

Pitney Bowes Credit Corporation (the Company or PBCC) operates primarily in the United States and is a wholly-owned subsidiary of Pitney Bowes Inc. (PBI or Pitney Bowes). The Company is principally engaged in the business of providing lease financing for PBI products as well as other financial services for the commercial and industrial markets.

The Internal Financing Division of PBCC provides marketing support to PBI and PBI subsidiaries, including Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch). Equipment leased or financed for these Internal Division programs include mailing, paper handling and shipping equipment, scales, copiers, facsimile units, voice processing systems and retail price marking and identification equipment. The transaction size for this equipment generally ranges from $1,000 to $500,000, although historically most transactions occur in the $5,000 to $10,000 range, with lease terms generally from 36 to 60 months. Since 1991, a significant portion of new business transactions for equipment costing approximately $1,000 were completed under a program designed for entry-level mailing customers.

PBCC's External Financing Division operates in the large-ticket external market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. Products financed through these External Division programs include both commercial and non-commercial aircraft, over-the-road trucks and trailers, railcars and high-technology equipment such as data processing and communications equipment. Transaction sizes (other than aircraft leases) range from $50,000 to several million dollars, with lease terms generally from 36 to 180 months. Aircraft transaction sizes range from $1 million to $27 million for non-commercial aircraft and up to $43 million for commercial aircraft. Lease terms are generally between two and 13 years for non-commercial aircraft and from 10 to 24 years for commercial aircraft. The Company has also participated in five commercial aircraft leveraged lease transactions. The Company's investment in these transactions totaled $122.2 million at December 31, 1993. The Company's External Financing Division has also participated, on a select basis, in certain other types of financial transactions including syndication of certain lease transactions which do not satisfy PBCC's investment criteria, senior secured loans in connection with acquisition, leveraged buyout and recapitalization financings, and certain project financings.

PBCC's External Financing Division is also responsible for managing Pitney Bowes Real Estate Financing Corporation (PREFCO), a wholly-owned subsidiary of PBCC providing lease financing for commercial real estate properties. Both PBCC and Pitney Bowes provide capital for PREFCO's investments.

Colonial Pacific Leasing Corporation (Colonial Pacific or CPLC), a wholly-owned subsidiary of PBCC, located near Portland, Oregon operates in the small-ticket external market. Colonial Pacific provides lease financing services to small- and medium-sized businesses throughout the United States, marketing exclusively through a nationwide network of brokers and independent lessors. Transaction sizes range from $2,000 to $250,000, with lease terms generally from 24 to 60 months.

In January 1993, the Company announced a change in management responsibility for its Vendor Investment Program (VIP). VIP, which provided sales-aid and funding source financing programs for non-affiliated vendors selling equipment with a cost, generally in the range of $5,000 to $100,000, was previously managed and reported as part of the Internal small-ticket financing programs. This operation was reorganized with the funding source programs consolidated into the operations of the Company's External Financing Division and the name changed to Custom Vendor Finance (CVF); the sales-aid programs were consolidated into the operations of Colonial Pacific Leasing Corporation. This change was made to improve efficiency through the elimination of redundant processes.

CPLC and CVF are reported as "External small-ticket programs" in this report.

Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of PBCC, located in Jacksonville, Florida, specializes in servicing residential first mortgages for a fee. AMIC does not originate, or generally hold or assume the credit risk on mortgages it services. In return for a servicing fee, AMIC provides billing services and collects principal, interest and tax and insurance escrow payments for mortgage investors such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and private investors.

Substantially all lease financing is done through full payout leases or security agreements whereby PBCC recovers its costs plus a return on investment over the initial, noncancelable term of the contract. The Company has also entered into a limited amount of leveraged and operating lease structures.

The Company's gross finance assets (contracts receivable plus estimated residual values) outstanding for Internal and External financing programs at December 31, 1989 through 1993 are presented in Item 6, Selected Financial Data. Total Company gross finance assets at December 31, 1993 were $4.6 billion of which approximately 27 percent were related to mailing, paper handling and shipping products, 21 percent were commercial aircraft, 12 percent were railcars, eight percent were data processing equipment products and five percent were over-the-road trucks and trailers. In 1993, total gross finance contracts acquired amounted to $1.406 billion compared to $1.425 billion in 1992. External large-ticket programs accounted for 22 percent of gross finance contracts acquired in 1993 compared to 23 percent in 1992. The decrease in External large-ticket volume is consistent with the Company's strategy to control growth in large-ticket, longer-term finance assets and debt levels.

As of December 31, 1993, PBCC had approximately 516,000 active accounts compared with 474,000 active accounts at December 31, 1992.

At December 31, 1993, PBCC's largest customer accounted for $186.4 million, or 4.6 percent of gross finance receivables, and the Company's ten largest customers accounted for $939.7 million in gross finance receivables, or 23.0 percent of the receivable portfolio.

                           CREDIT EXPERIENCE
                           -----------------

At December 31, 1993, 1.9 percent of gross finance receivables were over 30 days delinquent compared with 2.2 percent at December 31, 1992 and 2.6 percent at December 31, 1991. Delinquency levels decreased in 1993, principally as a result of continued strong collection efforts and an improving economy.

                            CREDIT POLICIES
                            ---------------

PBCC's management and Board of Directors establish credit approval limits at region, division, subsidiary and corporate levels based on the credit quality of the customer and the type of equipment financed. The Company and PBI have established an Automatic Approval Program (AAP) for certain products within the Internal Financing Division. The AAP dictates the criteria under which PBCC will accept a customer without performing the Company's usual credit investigation. The AAP considers criteria such as maximum equipment cost, a customer's time in business and current payment experience with PBCC.

PBCC bases credit decisions primarily on a customer's financial strength. However, with the Company's External Financing Division programs, collateral values may also be considered.

                           LOSS EXPERIENCE
                           ---------------

PBCC has charged against the allowance for credit losses $51.1 million, $46.5 million and $43.7 million in 1993, 1992 and 1991, respectively.
The increase in write-offs in 1993 was due to $11.2 million of write-offs related to assets purchased from the Company's German affiliate, Adrema Leasing Corporation (Adrema). Excluding the losses related to assets purchased from Adrema, losses as a percentage of average net lease receivables (net investments before allowance for credit losses and deferred investment tax credits plus the uncollected principal balance of receivables sold) were 1.03 percent for 1993, 1.27 percent for 1992 and
1.29 percent for 1991. For further information see Note 5 and Note 7 to the Company's consolidated financial statements.

                  RELATIONSHIP WITH PITNEY BOWES INC.
                  -----------------------------------

PBCC is PBI's domestic finance subsidiary and the largest part of PBI's Financial Services segment. Approximately 13 percent of PBI's consolidated revenue in 1993, and 11 percent in 1992 and 1991 resulted from sales made to PBCC for lease to third parties.

Business relationships between PBCC and PBI are defined by several agreements including an Operating Agreement, Finance Agreement and Tax Sharing Agreement.

Operating Agreement: The Operating Agreement with PBI, dated March 3, 1977, as amended (the Operating Agreement), which can be modified or cancelled on a prospective basis by either party upon 90 days prior written notice, governs among other things: the terms and prices of equipment purchases by PBCC for lease to third parties; computation and payment of fees for referrals and services provided by PBI sales personnel; the AAP for PBI equipment; buyback allowances; and the handling of contract terminations, cancellations, trade-ups and trade-ins.

In connection with the sales of finance assets of the Internal small-ticket financing programs referred to in Note 3 to the Company's consolidated financial statements, PBI agreed not to cancel or modify, in any material respect, its obligations under the Operating Agreement concerning the sold receivables, without the prior written consent of PBCC and the transferee.

Pursuant to the Operating Agreement, the purchase of equipment by the Company is contingent upon a lessee entering into a full payout lease with the Company and delivery to and acceptance of the equipment by the lessee. Service and maintenance of the equipment leased is the responsibility of the lessee and is generally arranged through a separate equipment maintenance agreement between the lessee and PBI.

In connection with the buyback provisions of the Operating Agreement, PBCC has the option to request a buyback from PBI for non-copier equipment leased which is terminated or cancelled, provided the equipment is available for repossession. Following such buyback, PBI is responsible for the repossession and disposition of equipment. The buyback provision sets forth a stipulated amount that is payable by PBI to PBCC for certain terminated leases; such amount is calculated on the basis of a declining percentage, based upon the passage of time, of the original total invoice value to PBCC. The difference between the buyback amount received from PBI and the remaining value of the lease usually results in a loss that is charged against PBCC's allowance for credit losses.

PBCC has similar operating agreements with Pitney Bowes subsidiaries, Dictaphone and Monarch, for the financing of certain products.

In September 1990, Pitney Bowes Inc. changed its copier marketing strategy and announced plans to discontinue the remanufacture of used copier equipment. The copier organization now concentrates on new, higher-margin equipment consistent with its marketing strategy directed at serving larger corporations and multi-unit installations. In connection with this change in strategy, buyback provisions for copier equipment leased after December 31, 1990 were eliminated. In addition, for copier equipment leases, PBCC eliminated the Automatic Approval Program and performs the Company's standard credit review investigation.

Finance Agreement: Under the Finance Agreement, dated July 5, 1978, PBI has agreed to make payments to PBCC, if necessary, to enable PBCC to maintain a ratio of income available for fixed charges as defined to such fixed charges of 1.25 to 1 as of the end of each fiscal year. No such payments have ever been required.

The Finance Agreement, or any term, covenant, agreement or condition thereof, may be amended or compliance may be waived (either generally or in a particular instance and either retroactively or prospectively) by either PBI or PBCC, with the written consent of the other party, at any time. The agreement may be terminated (i) by PBCC on five days notice or
(ii) by PBI prior to the end of any fiscal year of PBCC and following the making of the determination and payment, if any, required pursuant to the provisions of the Finance Agreement, as described in the preceding paragraph, with respect to the fiscal year of PBCC most recently ended.

In connection with certain financing agreements, PBI has agreed with PBCC's lenders that PBI will not modify or terminate the Finance
Agreement unless approval is received from holders of 66 2/3 percent of the principal amount of the notes outstanding under each such note agreement.

Under the Indenture dated as of May 1, 1985 (together with all Supplemental Indentures as noted in Part IV Item 14 (a) 3, the Indenture) between PBCC and Bankers Trust Company as Trustee (the Trustee), PBCC agreed that it would not waive compliance with, or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the Indenture. In addition, PBI has entered into a Letter Agreement with the Trustee pursuant to which it agreed, among other things, that it would not default under the Finance Agreement nor terminate the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities issued under the Indenture.

Tax Sharing Agreement: The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. Under the Tax Sharing Agreement, dated April 1, 1977, between the Company and Pitney Bowes, the Company makes payment to Pitney Bowes for its share of consolidated income taxes, or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. PBCC is also reimbursed for investment tax credits utilized in PBI's consolidated Federal income tax return. The Tax Sharing Agreement can be cancelled by either PBI or PBCC upon twelve months written notice.

Real Estate Transactions: During 1993, PBCC received $2.4 million from PBI representing a contribution to capital surplus of the Company in connection with investments in real estate financing projects. When the Company entered into real estate lease financing, PBI agreed to make capital contributions up to a maximum of $15.0 million to provide a portion of the financing for such transactions, of which $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue to make capital contributions.

                           PITNEY BOWES INC.
                           -----------------

PBI, a Delaware corporation organized in 1920, is listed on the New York Stock Exchange. Headquartered in Stamford, Connecticut, PBI employs approximately 32,500 people throughout the United States, Europe, Canada and other countries. PBI manufactures and markets products, and provides services in two industry segments: Business Equipment, and Business Supplies and Services; and provides financing in a third industry segment: Financial Services.

Business Equipment includes: postage meters and mailing, shipping and facsimile systems, copying systems and supplies, and voice processing systems which include dictating systems, automatic telephone answering systems and voice communications recorders. In accordance with postal regulations, postage meters may not be sold in the United States; they are rented to users and therefore are not subject to lease by PBCC.

Business Supplies and Services includes: equipment and supplies used to encode and track price, content, item identification and other merchandise information and mailroom, reprographics and related facilities management services.

The Financial Services segment, of which PBCC is the largest individual component, provides lease financing for PBI products as well as other financial services for the commercial and industrial markets.

As of December 31, 1993, PBI and its consolidated subsidiaries had total assets of $6.8 billion and stockholders' equity of $1.9 billion. For the year ended December 31, 1993, PBI's consolidated revenue and income before effect of a change in accounting for nonpension postretirement benefits were $3.5 billion and $353.2 million, respectively, compared with $3.4 billion and $314.9 million for 1992.

                    COMPETITION AND REGULATION
                    --------------------------

The finance business is highly competitive with aggressive rate competition. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete in varying degrees in the several markets in which PBCC does business and range from very large diversified financial institutions to many small, specialized firms. In view of the market fragmentation and absence of any dominant competitors which result from such competition, it is not possible to provide a meaningful description of PBCC's competitive position in its markets.

While financing rates are generally considered by customers to be the principal factor in choosing a financing source, the Company believes there are additional important factors related to a customer's decision, including simplicity of documentation, flexibility and ease of doing business over the duration of the contract. PBCC seeks to distinguish itself from its competition by providing excellent service to its customers. PBCC considers its documentation and systems to be among the best in the industry. The Company has an established communication network in its region offices to eliminate costly delays and to increase the quality of service offered to vendors and customers.

PBI has historically been a leading supplier of certain products and services in its business segments, particularly postage meters and mailing equipment, price marking supplies and equipment, and voice processing systems. However, in all segments it has strong competition from a number of companies. In the United States, PBI is facing competition for new placements from several postage meter and mailing equipment vendors, and its mailing systems products face competition from products and services offered as alternative means of message communications. PBI's long experience and reputation for product quality, and its sales and support service organizations, along with PBCC, are believed to be important factors in influencing customer choices with respect to its products and services.

Several states have ceilings on interest rates which may be charged to commercial customers on secured lending transactions. These limitations have been mitigated by a provision in 1980 Federal legislation permitting business financing in such states at a rate five percent higher than the Federal Reserve Bank's discount rate plus any surcharge assessed. The legislation permits each state to preempt this provision; however, as of December 31, 1993, no state in which PBCC has or expects to have a material amount of business has exercised its right of preemption. Nevertheless, as a result of state preemption, PBCC may, in the future, be required to charge lower interest rates in certain jurisdictions than it charges elsewhere, or to cease offering secured lending transactions in such states. PBCC does not extend consumer credit as defined in the Federal Consumer Credit Protection Act. Accordingly, PBCC's financing transactions are not subject to that Act.

                            FUNDING POLICY
                            --------------

PBCC's borrowing strategy is to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit and by private and public offerings of intermediate- or long-term debt securities. The Company may also issue debt securities having maturities ranging from nine months to 30 years through a medium-term note program.

While the Company's funding strategy of balancing short-term and longer-term borrowings and variable- and fixed-rate debt may reduce sensitivity to interest rate changes over the long-term, effective interest costs have been and will continue to be impacted by interest rate changes. The Company periodically adjusts prices on its new leasing and financing transactions to reflect changes in interest rates; however, the impact of these rate changes on revenue is usually less immediate than the impact on borrowing costs.

                       EMPLOYEE RELATIONS
                       ------------------

At December 31, 1993, 749 people were employed by PBCC and its subsidiaries. Employee relations are considered highly satisfactory.-

Item 2.  Properties
         ----------

All of the Company's office space is occupied under operating leases with original terms ranging from one to ten years. PBCC's executive and administrative offices are located in Norwalk, Connecticut. PBCC has seven regional offices located throughout the United States and five district sales offices located in or near major metropolitan areas. Colonial Pacific's executive and administrative offices are located in Tualatin, Oregon. Atlantic Mortgage & Investment Corporation's executive and administrative offices are located in Jacksonville, Florida.

Item 3.  Legal proceedings
         -----------------

The Company is not currently involved in any material litigation.

Item 4.  Submission of matters to a vote of security holders
         ---------------------------------------------------

Omitted pursuant to General Instruction J.

                                Part II

Item 5.  Market for the registrant's common equity and related stockholder matters
         -----------------------------------------------------

All of the Company's common stock is owned by PBI. Accordingly, there is no public trading market for the Company's common stock. The Board of Directors declared and the Company paid dividends to PBI of $36.0 million in 1993, $31.0 million in 1992, and $27.0 million in 1991. The Company intends to continue to pay dividends to PBI in 1994.

Item 6. Selected financial data
        -----------------------

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed financial statements and related notes thereto included under Item 8 of this report.
(Dollars in thousands)                                                              December 31
                                                   -----------------------------------------------------------------------
For the Year                                              1993           1992           1991           1990           1989
- ----------------                                    ----------     ----------     ----------     ----------     ----------
Gross finance contracts acquired                   $ 1,405,516    $ 1,425,450    $ 1,472,575    $ 1,388,091    $ 1,654,935
                                                    ==========     ==========     ==========     ==========     ==========

Finance income                                     $   513,454    $   494,494    $   460,644    $   405,384    $   347,264
Selling, general and administrative expenses            99,332         90,079         82,969         67,198         53,598
Depreciation and amortization                           16,545         13,936         12,750          5,284              -
Provision for credit losses                             70,245         58,181         48,943         36,621         27,130
                                                    ----------     ----------     ----------     ----------     ----------
Operating income                                       327,332        332,298        315,982        296,281        266,536
Interest expense                                       137,372        146,594        167,236        164,699        161,267
Provision for income taxes                              66,475         64,942         55,589         48,406         36,908
                                                    ----------     ----------     ----------     ----------     ----------
Income before effect of accounting changes             123,485        120,762         93,157         83,176         68,361
Effect of accounting changes (1)                             -         (1,866)             -              -         12,507
                                                    ----------     ----------     ----------     ----------     ----------
Net income                                         $   123,485    $   118,896    $    93,157    $    83,176    $    80,868
                                                    ==========     ==========     ==========     ==========     ==========

Ratio of earnings to fixed charges (2)                   2.37X          2.25X          1.88X          1.79X          1.65X

At Year End
- ----------------
Gross finance assets
 Internal small-ticket programs                    $ 1,497,678    $ 1,342,622    $ 1,294,852    $ 1,144,035    $ 1,038,574
 External large-ticket programs                      2,415,370      2,399,918      2,310,174      2,196,916      2,207,090
 External small-ticket programs                        670,771        623,403        541,837        470,517        360,874
                                                    ----------     ----------     ----------     ----------     ----------
Total gross finance assets                           4,583,819      4,365,943      4,146,863      3,811,468      3,606,538
Unearned income                                     (1,173,297)    (1,204,261)    (1,159,214)    (1,101,682)    (1,067,334)
                                                    ----------     ----------     ----------     ----------     ----------
Finance assets                                     $ 3,410,522    $ 3,161,682    $ 2,987,649    $ 2,709,786    $ 2,539,204
                                                    ==========     ==========     ==========     ==========     ==========
Investment in leveraged leases                     $   298,914    $   274,846    $   197,338    $   135,224    $    58,211
                                                    ==========     ==========     ==========     ==========     ==========
Investment in operating leases, net                $    63,899    $    45,432    $    58,213    $    43,306    $         -
                                                    ==========     ==========     ==========     ==========     ==========
Allowance for credit losses                        $   (98,311)   $   (79,177)   $   (67,515)   $   (62,259)   $   (56,332)
                                                    ==========     ==========     ==========     ==========     ==========
Total assets                                       $ 3,931,462    $ 3,618,164    $ 3,233,056    $ 2,864,516    $ 2,563,595
                                                    ==========     ==========     ==========     ==========     ==========
Senior notes payable
 Within one year                                   $ 1,735,607    $ 1,475,630    $ 1,457,600    $ 1,246,515    $   893,826
 After one year                                        775,295        857,278        775,000        727,000        906,000
                                                    ----------     ----------     ----------     ----------     ----------
Total senior notes payable                         $ 2,510,902    $ 2,332,908    $ 2,232,600    $ 1,973,515    $ 1,799,826
                                                    ==========     ==========     ==========     ==========     ==========
Subordinated notes payable                         $   108,834   $     86,734    $    75,487    $    67,248    $    74,242
                                                    ==========     ==========     ==========     ==========     ==========
Stockholder's equity                               $   671,065    $   581,138    $   489,914    $   419,507    $   358,907
                                                    ==========     ==========     ==========     ==========     ==========
Debt to equity                                          3.90:1         4.16:1         4.71:1         4.86:1         5.22:1

(1) Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106 entitled "Employers'
Accounting for Postretirement Benefits Other Than Pensions."  For further discussion, see Note 14 to the Company's consolidated financial statements.  Also, effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No.
109 (FAS 109) entitled "Accounting for Income Taxes."  FAS 109 superceded Statement of Financial Accounting Standards No. 96,
which was adopted by the Company as of January 1, 1989.  For further discussion see Note 13 to the Company's consolidated financial statements.

(2) In computing the ratio of earnings to fixed charges, earnings have been calculated by adding to earnings before income taxes the amount of fixed charges.  Fixed charges consist of interest on debt and a portion of net rental expense deemed to represent interest.

Item 7. Management's discussion and analysis of financial condition and results of operations
              -----------------------------------------------------------------

Overview
- --------

During 1993, PBCC achieved earnings growth for the sixteenth consecutive year despite the impact of $12.3 million of additional tax expense, a result of the enactment of the Omnibus Budget Reconciliation Act of 1993 (the Tax Act), which increased U.S. corporate income tax rates from 34 percent to 35 percent. Compared with 1992, the major factors that affected PBCC's operations in 1993 were lower short-term interest rates and higher levels of earning assets. Gross finance contracts acquired in 1993 amounted to $1.406 billion, down 1.4 percent from $1.425 billion in 1992. The decrease is due to lower investment levels generated in the External large-ticket financing programs, which represented 22 percent of gross finance contracts acquired in 1993 compared with 23 percent in 1992. This is consistent with PBCC's strategy to control growth in large-ticket, longer-term finance assets and debt levels.

Accounting Changes
- ------------------

In the fourth quarter of 1992, the Company adopted retroactively to January 1, 1992, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106), which addresses health care and other welfare benefits provided to retirees. FAS 106 required a change from the cash basis of accounting to the accrual basis of accounting for nonpension postretirement benefits. The transition effect of adopting this standard on the immediate recognition basis, which was recorded in the first quarter of 1992, was a one-time, after-tax charge of $1.9 million; the 1992 incremental after-tax cost amounted to $.4 million. In early 1993, Pitney Bowes announced several changes to its health care plans which are expected to significantly reduce the ongoing incremental impact of FAS 106 on future earnings. Among these changes was the establishment of plan cost maximums in order to more effectively control future health care costs. Additional information with respect to accounting for nonpension postretirement benefits is disclosed in Note 14 to the Company's consolidated financial statements.

The Company also adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in 1992, which did not significantly affect the Company's reported results.

In November 1992, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), was issued addressing benefits provided by an employer to former or inactive employees after employment but before retirement. FAS 112 requires that postemployment benefit costs be recognized on the accrual basis of accounting effective for fiscal years beginning after December 15, 1993. Postemployment benefits include the continuation of salary, health care, life insurance and disability-related benefits to former or inactive employees, their beneficiaries and covered dependents. The Company will adopt FAS 112 during the first quarter of 1994, as required. Upon adoption, Pitney Bowes anticipates recognizing a one-time, non-cash after-tax charge of approximately $60 to $120 million for the cumulative effect on prior years of such adoption, some of which may be allocated back to the Company.

In May 1993, Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", which must be adopted by January 1, 1995, and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which must be adopted by January 1, 1994, were issued. These pronouncements are not expected to materially affect the Company.

Results of Operations
- ---------------------

The Company's finance income increased 3.8 percent to $513.5 million in 1993 compared with $494.5 million in 1992, which was up 7.3 percent from 1991. Finance income for Internal small-ticket financing programs increased 5.6 percent to $262.0 million in 1993 compared with $248.1 million in 1992, which was up 16.5 percent from 1991. The increase in 1993 is primarily due to higher levels of earning assets and a greater impact from the sale of Internal small-ticket finance assets in 1993 as compared to asset sales in 1992, partly offset by lower lease rates on new business. Finance income for External large-ticket financing programs decreased 6.3 percent to $148.2 million in 1993 compared with $158.3 million in 1992, which was up 1.9 percent from 1991. The decrease in 1993 compared with 1992 is consistent with the Company's strategy to control growth in large-ticket, longer-term finance assets. The decrease was also the result of lower lease rates on new business in 1993. Finance income for External small-ticket financing programs increased 5.2 percent to $86.6 million in 1993 compared with $82.4 million in 1992, which was down 10.8 percent from 1991. The increase in 1993 is due to higher levels of earning assets, while the decrease in 1992 was primarily due to a greater impact from the sale of External small-ticket finance assets in 1991 as compared to asset sales in 1992. Revenue generated from mortgage servicing was $16.7 million in 1993 compared to $5.7 million in 1992. The increase is due to the acquisition of Atlantic Mortgage & Investment Corporation (AMIC), a mortgage servicing company, on July 1, 1992 and to a lesser extent, a larger mortgage servicing portfolio in 1993.

Selling, general and administrative (SG&A) expenses increased 10.3 percent to $99.3 million in 1993 compared with $90.1 million in 1992, which was up 8.6 percent from 1991. SG&A expenses for Internal small-ticket financing programs decreased 3.0 percent to $52.9 million in 1993 compared to $54.5 million in 1992, an increase of 20.4 percent from 1991. The decrease in 1993 is primarily due to lower marketing fees paid to Pitney Bowes and cost savings related to organizational changes made to the Company's Vendor Investment Program in January 1993. VIP, which provided sales-aid and funding source financing programs for non-affiliated vendors, was previously managed and reported as part of the Internal small-ticket financing programs. This operation was reorganized with funding source programs consolidated into the operations of the Company's External Financing Division and the sales-aid programs consolidated into the operations of Colonial Pacific Leasing Corporation. This change was made to improve efficiency through the elimination of redundant processes. The increase in 1992 was primarily due to higher marketing fees paid to Pitney Bowes and higher personnel related costs.

SG&A expenses for External large-ticket financing programs decreased 3.7 percent to $12.8 million in 1993 compared with $13.3 million in 1992, which were up .9 percent from 1991. The decrease in 1993 is due to lower personnel related costs. SG&A expenses for External small-ticket financing programs increased 32.8 percent to $25.7 million in 1993 compared with $19.4 million in 1992, which were down 21.1 percent from 1991. The increase in 1993 is primarily due to higher marketing fees paid to brokers and higher amortization of deferred initial direct costs together with costs incurred in connection with the assets transferred from the Company's German affiliate, which is further discussed in the following paragraphs. The decrease in 1992 was primarily due to a greater impact from the sale of External small-ticket finance assets in 1991. SG&A expenses related to mortgage servicing were $7.9 million in 1993 compared to $2.9 million in 1992. The increase in SG&A expenses related to mortgage servicing are primarily due to the acquisition of AMIC on July 1, 1992 and a larger mortgage servicing portfolio in 1993.

The Company entered the operating lease business on a limited basis in 1990. Depreciation on operating leases was $8.8 million in 1993 and $12.1 million in 1992 reflecting a lower average operating lease investment balance during 1993. Amortization of purchased mortgage servicing rights was $7.7 million in 1993 compared to $1.9 million in 1992. This increase is principally due to the acquisition of AMIC on July 1, 1992 and a larger mortgage servicing portfolio in 1993.

The provision for credit losses for 1993 increased 20.7 percent to $70.2 million compared to $58.2 million for 1992, which was up 18.9 percent from 1991. The provision for credit losses for the Internal small-ticket financing programs decreased 5.3 percent to $30.7 million in 1993 compared with $32.5 million in 1992. The decrease is due to a greater impact from the sale of Internal small-ticket finance assets in 1992. The provision for credit losses for the External large-ticket financing programs was $4.5 million in 1993 compared with $4.6 million in 1992. The provision for credit losses for the External small-ticket financing programs was $35.0 million in 1993 compared with $21.1 million in 1992. The increase in 1993 is due to provisions recorded in connection with assets purchased from the Company's German affiliate, which is further discussed in the following paragraphs.

In December 1992, as part of the restructuring and reincorporation of its German affiliate, Adrema Leasing Corporation (Adrema), the Company purchased certain finance receivables and other assets from Adrema. In connection with these assets, Pitney Bowes and the Company are continuing an inquiry and evaluation of the conduct by former management personnel of the German leasing business. The results of this inquiry to date indicate that former management caused the German leasing operation to enter into transactions which were not consistent with Company policy and guidelines and, in certain cases, lacked appropriate documentation and collateral. Additionally, in certain instances, Pitney Bowes and the Company are continuing to locate, repossess and remarket collateral where possible. These circumstances, together with deteriorating economic conditions in Germany, caused management, in the second quarter of 1993, to conclude that losses would be larger than previously anticipated. Accordingly, at that time, the Company recorded additional loss provisions of $14.4 million, the effect of which was substantially offset by a gain on the sale of finance assets.

At the current time, the Company believes that with the additional loss provisions taken in the second quarter of 1993, sufficient reserves for expected losses are in place. As the inquiry continues, the Company may determine that additional loss provisions are necessary. If such additional provisions are required, it is anticipated that resulting charges against income would be offset by gains on additional asset sales. Pitney Bowes and the Company expect to complete their inquiry by the end of the second quarter of 1994.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses and deferred investment tax credits plus the uncollected principal balance of receivables sold) was 2.44 percent at December 31, 1993, 2.05 percent at December 31, 1992 and 1.90 percent at December 31, 1991. PBCC charged $51.1 million, $46.5 million and $43.7 million against the allowance for credit losses in 1993, 1992 and 1991, respectively. The increase in write-offs in 1993 was due to $11.2 million of write-offs related to assets purchased from Adrema.

Interest expense was $137.4 million in 1993 compared with $146.6 million in 1992, a decrease of 6.3 percent. The decrease reflects lower short-term interest rates in 1993, partly offset by higher average borrowings required to fund additional investment in earning assets. The effective interest rate on short-term average borrowings was 3.05 percent in 1993 compared to 3.80 percent in 1992. The Company does not match fund its financing investments and does not apply different interest rates to its various financing programs.

Excluding ITC amortization, which is included in finance income, and excluding the impacts of the partnership transaction and the tax law changes described below, the effective income tax rate for 1993 was 35.2 percent compared with 35.6 percent for 1992. In the fourth quarter of 1993, the Company completed a transaction whereby it contributed certain commercial aircraft, subject to direct finance leases, to a majority owned partnership. The partnership transaction had the effect of reducing the Company's obligation for previously accrued deferred taxes, resulting in after-tax earnings of $8.4 million after provision for certain costs associated with the transaction. The reduction in deferred taxes has been recognized as a reduction in 1993 income tax expense. On August 10, 1993, the Tax Act was enacted increasing U.S. corporate income tax rates from 34 percent to 35 percent, retroactive to January 1, 1993. The liability method of accounting for income taxes requires the effect of a change in tax laws or rates on current or accumulated deferred income taxes to be reflected in the period that includes the enactment date of the new legislation. Accordingly, in the third quarter of 1993, the Company recorded additional tax expense reflecting the retroactive tax law changes, $9.3 million of which represented the effect of the rate change on deferred tax balances at January 1, 1993.

Income before effect of a change in accounting for nonpension postretirement benefits was $123.5 million in 1993 compared with $120.8 million in 1992, an increase of 2.3 percent. The increase in 1993 is primarily attributable to lower short-term interest rates and higher investment levels, partly offset by additional tax expense recorded in 1993 as a result of the Tax Act. Excluding the impact of the Tax Act, income before effect of a change in accounting for nonpension postretirement benefits would have increased 11.0 percent.

The Company's ratio of earnings to fixed charges was 2.37 times for 1993 compared with 2.25 times for 1992, reflecting a lower short-term interest rate environment in 1993.

Liquidity and Capital Resources
- -------------------------------

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility. PBCC's swap adjusted debt mix was 58 percent short-term and 42 percent long-term at December 31, 1993 and 50 percent short-term and 50 percent long-term at December 31, 1992. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

In October 1992, the Company filed a $500 million shelf registration statement with the Securities and Exchange Commission. This registration statement, together with the carryover of $100 million from a previous shelf registration, should be sufficient to meet the Company's long-term financing needs for the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.525 billion at December 31, 1993, largely supporting commercial paper borrowings. This includes an $825 million five year revolving credit facility arranged in 1991 and a $700 million five year revolving credit facility arranged in 1992.

In March 1993, the Company redeemed $75 million of 8.75 percent notes due in 1996. The Company has also exercised the option to redeem $100 million of
10.65 percent notes due in 1999, on April 1, 1994. The Company had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require the Company to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty has exercised that option. The Company also received $2.4 million from Pitney Bowes Inc. representing a contribution to capital surplus of the Company in connection with investments in real estate financing projects.

During 1993, the Company sold approximately $26 million of Internal small-ticket finance assets with recourse in a privately-placed transaction with a third-party investor. In 1992 and 1991, the Company sold approximately $92 million and $90 million, respectively, of finance assets in similarly structured transactions. The uncollected principal balance of receivables sold at December 31, 1993 and 1992 was $168 million and $281 million, respectively.

The proceeds from the sale of receivables were used to repay a portion of the Company's commercial paper borrowings. The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to slow growth in finance assets and debt levels.

Additional financing will continue to be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes and its subsidiaries, the level of External Division financing activity and the refinancing of maturing debt.

As previously reported, the Company has made senior secured loans and commitments in connection with acquisition, leveraged buyout and recapitalization financings. At December 31, 1993, the Company had a total of $13.9 million of such senior secured loans and commitments outstanding compared to $25.2 million at December 31, 1992. In April 1993, the Company sold its $6.6 million senior secured loan with a company that had previously filed under Chapter 11 of the Federal Bankruptcy Code and recovered 100 percent of its investment. The Company has not participated in unsecured or subordinated debt financing in any highly leveraged transactions.

The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .66 times and .69 times at December 31, 1993 and 1992, respectively. In some instances, the Company has entered into interest rate swap agreements to convert interest payments on variable-rate debt to a fixed-rate payment. On a swap adjusted basis, the liquidity ratio is .76 times at December 31, 1993 and .83 times at December 31, 1992.

Under the Finance Agreement between Pitney Bowes and the Company, Pitney Bowes is obligated to make payments to the extent necessary, so that the Company's income available for fixed charges shall not be less than 1.25 times its fixed charges. No such payments have ever been required.

The Company will continue to use cash to invest in finance assets with emphasis on Internal and External small-ticket leasing transactions and controlled investment in External large-ticket financing programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available, if needed, under revolving credit facilities and credit lines.

Item 8.       Financial statements and supplementary data
              -------------------------------------------





Report of Independent Accountants





To the Stockholder and Board of Directors of Pitney Bowes Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on pages 40 and 41 present fairly, in all material respects, the financial position of Pitney Bowes Credit Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 14 to the consolidated financial statements, the Company elected to adopt a new accounting standard for postretirement benefits other than pensions in 1992.

PRICE WATERHOUSE




Stamford, Connecticut
February 1, 1994

Pitney Bowes Credit Corporation
Consolidated Statement of Income
(Dollars in thousands)

- --------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                1993              1992             1991
Finance income                                                     $513,454          $494,494         $460,644
                                                                    -------           -------          -------
Expenses

  Selling, general and administrative                                99,332            90,079           82,969
  Depreciation and amortization                                      16,545            13,936           12,750
  Provision for credit losses                                        70,245            58,181           48,943
  Interest                                                          137,372           146,594          167,236
                                                                    -------           -------          -------

    Total expenses                                                  323,494           308,790          311,898
                                                                    -------           -------          -------

Income before income taxes                                          189,960           185,704          148,746

Provision for income taxes                                           66,475            64,942           55,589
                                                                    -------           -------          -------

Income before effect of a change in
  accounting for nonpension
  postretirement benefits                                           123,485           120,762           93,157

Effect of a change in accounting
  for nonpension postretirement
  benefits                                                                -            (1,866)               -
                                                                    -------           -------          -------
Net income                                                         $123,485          $118,896         $ 93,157
                                                                    =======           =======          =======

Consolidated Statement of Retained Earnings
(Dollars in thousands)

- --------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                1993              1992             1991

Retained earnings at beginning
 of year                                                           $495,855          $407,959         $341,802

Net income for the year                                             123,485           118,896           93,157

Dividends paid to Pitney Bowes Inc.                                 (36,000)          (31,000)         (27,000)
                                                                    -------           -------          -------
Retained earnings at end of year                                   $583,340          $495,855         $407,959
                                                                    =======           =======          =======

See notes to consolidated financial statements.

Pitney Bowes Credit Corporation
Consolidated Balance Sheet
(Dollars in thousands)

- ----------------------------------------------------------------------------------------------------------
December 31                                                                    1993                   1992
Assets

Cash                                                                    $     6,237            $     4,855
                                                                         ----------             ----------

Investments:
  Finance assets                                                          3,410,522              3,161,682
  Investment in leveraged leases                                            298,914                274,846
  Assets transferred from affiliate                                          82,274                105,388
  Investment in operating leases, net of
    accumulated depreciation: 1993,
    $33,181; 1992, $24,413                                                   63,899                 45,432
  Allowance for credit losses                                               (98,311)               (79,177)
                                                                         ----------             ----------
    Net investments                                                       3,757,298              3,508,171
                                                                         ----------             ----------

Other assets                                                                167,927                105,138
                                                                         ----------             ----------
Total assets                                                            $ 3,931,462            $ 3,618,164
                                                                         ==========             ==========

Liabilities

Senior notes payable within one year                                    $ 1,735,607            $ 1,475,630
Short-term notes payable to
  Pitney Bowes Inc.                                                               -                 31,025
Accounts payable to affiliates                                              162,914                108,896
Accounts payable and accrued liabilities                                    183,253                117,987
Deferred taxes                                                              294,494                254,088
Note payable to affiliate                                                         -                105,388
Senior notes payable after one year                                         775,295                857,278
Subordinated notes payable                                                  108,834                 86,734
                                                                         ----------             ----------
  Total liabilities                                                       3,260,397              3,037,026
                                                                         ----------             ----------

Stockholder's Equity

Common stock                                                                 46,000                 46,000
Capital surplus                                                              41,725                 39,283
Retained earnings                                                           583,340                495,855
                                                                         ----------             ----------
  Total stockholder's equity                                                671,065                581,138
                                                                         ----------             ----------
Total liabilities and stockholder's equity                              $ 3,931,462            $ 3,618,164
                                                                         ==========             ==========

See notes to consolidated financial statements.

Pitney Bowes Credit Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

- -------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                     1993                   1992                    1991
Operating Activities

Net income                                                           $   123,485           $    118,896             $    93,157
Effect of a change in accounting for
  nonpension postretirement
  benefits                                                                     -                  1,866                       -
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Provision for credit losses                                           70,245                 58,181                  48,943
    Depreciation and amortization                                         16,545                 13,936                  12,750
    Increase in deferred taxes                                            40,406                 37,008                  11,101
    Increase in accounts payable to
     affiliates                                                           54,018                 15,738                  17,403
    Increase (decrease) in accounts
     payable and accrued liabilities                                      65,266                (10,188)                  2,305
    Decrease in investment tax
     credits deferred                                                     (1,303)                (2,683)                 (3,974)
    Other, net                                                           (13,306)                (7,817)                (12,924)
                                                                      ----------             ----------              ----------
      Net cash provided by operating
        activities                                                       355,356                224,937                 168,761
                                                                      ----------             ----------              ----------
Investing Activities

Investment in net finance
  assets                                                              (1,041,985)            (1,015,498)             (1,066,189)
Investment in leveraged leases                                           (15,505)               (68,705)                (60,051)
Investment in operating leases                                           (26,661)                (4,537)                (27,289)
Cash receipts collected under
  lease contracts net of finance
  income recognized                                                      740,183                794,061                 746,180
Investment in mortgage servicing
  rights                                                                 (14,218)               (14,716)                      -
Purchase of Atlantic Mortgage &
  Investment Corporation
  represented by:
    Purchased servicing rights
      acquired                                                                 -                (18,522)                      -
    Liabilites and debt assumed                                                -                 20,115                       -
    Other assets acquired, net of
      $2.7 million of cash acquired                                            -                (14,531)                      -
Loans and advances to affiliated
  companies, net                                                         (24,165)                (7,343)                  8,857
Additions to equipment and
  leasehold improvements                                                  (1,747)                (2,657)                 (4,110)
                                                                      ----------             ----------              ----------
     Net cash used in investment
       activities                                                       (384,098)              (332,333)               (402,602)
                                                                      ----------             ----------              ----------

Pitney Bowes Credit Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

- ---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                      1993                 1992                 1991
Financing Activities

Investment in short-term debt                                             262,310              111,602              213,085
Proceeds from issuance of
  medium- and long-term debt                                                    -               75,000              150,000
Short-term loans from Pitney Bowes Inc.                                         -               31,025                    -
Proceeds from issuance of
  subordinated debt                                                        22,810               11,957                8,949
Settlement of long-term debt                                              (84,315)            (104,918)            (104,000)
Settlement of note payable to
  affiliate                                                              (105,388)                   -                    -
Settlement of short-term loan from
  Pitney Bowes Inc.                                                       (31,025)                   -                    -
Payments to settle subordinated debt                                         (710)                (710)                (710)
Capital contribution from Pitney Bowes
  Inc.                                                                      2,442                3,328                4,250
Dividends paid to Pitney Bowes Inc.                                       (36,000)             (31,000)             (27,000)
                                                                       ----------            ---------            ---------
     Net cash provided by financing
       activities                                                          30,124               96,284              244,574
                                                                       ----------            ---------            ---------
Increase (decrease) in cash                                                 1,382              (11,112)              10,733
Cash at beginning of year                                                   4,855               15,967                5,234
                                                                       ----------            ---------            ---------
Cash at end of year                                                   $     6,237           $    4,855           $   15,967
                                                                       ==========            =========            =========

Interest paid                                                         $   143,031           $  145,899           $  150,633
                                                                       ==========            =========            =========

Net income taxes (refunded) paid                                      $   (11,680)          $   34,709           $   34,850
                                                                       ==========            =========            =========

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 1. - Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of Pitney Bowes Credit Corporation and all of its subsidiaries (the Company). All significant intercompany transactions have been eliminated.

Basis of accounting for financing transactions: At the time a finance transaction is consummated, the Company records on its balance sheet the total receivable, unearned income and the estimated residual value of leased equipment. Unearned income represents the excess of the total receivable plus the estimated residual value and deferred investment tax credits over the cost of equipment or contract acquired. Unearned income is recognized as finance income under the interest method over the term of the transaction. Initial direct costs incurred in consummating transactions, including fees paid to Pitney Bowes, are accounted for as part of the investment in a direct financing lease and amortized to income using the interest method over the term of the lease. Deferred investment tax credits are amortized ($1.3 million, $3.3 million and $5.5 million in 1993, 1992 and 1991, respectively) on a straight-line basis over the depreciable life of equipment manufactured by Pitney Bowes and under the interest method for products not manufactured by Pitney Bowes.

The Company has, from time-to-time, sold selected finance assets. The Company follows Statement of Financial Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse", when accounting for its sale of finance assets. The difference between the sale price and the net receivable, exclusive of residuals, is recognized as a gain or loss.

Allowance for credit losses: The Company evaluates the collectibility of its net investment in finance assets based upon its loss experience and assessment of prospective risk, and does so through ongoing reviews of its exposures to net asset impairment. The Company adjusts the carrying value of its net investment in finance assets to the estimated collectible amount through adjustments to the allowance for credit losses. Losses are charged against the allowance for credit losses. For further information see Note 7.

Income taxes: The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. For tax purposes, income from leases is recognized under the operating method and represents the difference between gross rentals billed and operating expenses. Under a tax-sharing agreement between the Company and Pitney Bowes, the Company makes payment to Pitney Bowes for its share of consolidated income taxes, or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes. Deferred taxes reflected in the Company's balance sheet represent the difference between Federal and state income taxes reported for financial and tax reporting purposes, less non-interest bearing subordinated notes issued, including those capitalized.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Investment in operating leases: Equipment under operating leases is depreciated over the firm term of the lease to its estimated residual value. Rental revenue is recognized on a straight-line basis over the related lease term.

Note 2. - Business Combination

In July 1992, the Company purchased 100 percent of the common stock of Atlantic Mortgage & Investment Corporation (AMIC) for a total purchase price of $15.6 million. On a pro forma basis, had the two companies been combined at the beginning of 1992, total revenue and net income for the year ending December 31, 1992, would have been $499.6 million and $119.3 million, respectively.

Note 3. - Finance Assets

The composition of the Company's finance assets is as follows:
December 31                                                        1993                  1992
                                                             ----------            ----------
Gross finance receivables                                   $ 4,086,739           $ 3,913,843
Unguaranteed residual valuation                                 497,080               452,100
Initial direct cost deferred                                     67,802                62,154
Unearned income                                              (1,240,090)           (1,264,103)
Investment tax credits deferred                                  (1,009)               (2,312)
                                                             ----------            ----------
  Finance assets                                            $ 3,410,522           $ 3,161,682
                                                             ==========            ==========

Gross finance receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from 36 to 180 months. In addition, gross finance receivables for the Company's External large-ticket programs include commercial jet aircraft transactions with lease terms up to 24 years and other non-commercial jet aircraft transactions with lease terms ranging from two to 13 years. The balance due at December 31, 1993, including estimated residual realizable at the end of the lease term, is payable as follows:

                                               Gross Finance Assets
                   ------------------------------------------------------------------------------------
                      Internal                External                 External
                    small-ticket            large-ticket             small-ticket
                      programs                programs                 programs                 Total
                    ------------            ------------             ------------             ---------
1994                  $  573,164              $  278,221                 $297,849            $1,149,234
1995                     451,403                 277,832                  191,611               920,846
1996                     296,733                 212,810                  113,478               623,021
1997                     139,802                 175,326                   51,870               366,998
1998                      35,284                 170,252                   15,843               221,379
Thereafter                 1,292               1,300,929                      120             1,302,341
                       ---------               ---------                  -------             ---------
Total                 $1,497,678              $2,415,370                 $670,771            $4,583,819
                       =========               =========                  =======             =========

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Net equipment financed for Pitney Bowes and its subsidiaries' products were $533.2 million, $447.7 million, and $416.9 million in 1993, 1992, and 1991, respectively.

During 1993, the Company sold approximately $26 million of Internal small-ticket finance assets with recourse in a privately-placed transaction with a third-party investor. In 1992 and 1991, the Company sold approximately $92 million and $90 million, respectively of finance assets in similarly structured transactions. The uncollected principal balance of receivables sold at December 31, 1993 and 1992 was $168 million and $281 million, respectively.

As of December 31, 1993, $588 million (17 percent) of the Company's finance assets and $947.5 million (21 percent) of the Company's gross finance assets were related to aircraft leased to commercial airlines. The Company considers its credit risk for these leases to be minimal since all commercial aircraft lessees are making payments in accordance with lease agreements.
The Company believes any potential exposure in commercial aircraft investment is mitigated by the value of the collateral as the Company retains a security interest in the leased aircraft.

The Company has issued a conditional commitment to guarantee the lease payments of a third party for a corporate aircraft. In the event of default under the lease by the third party, the Company has the right to take title to the aircraft and to assume the obligation under the lease. The Company's maximum exposure under the guarantee is $15.2 million. In addition, the Company has sold receivables while retaining residual value exposure of $18.9 million. The Company does not anticipate any exposure in connection with these financial agreements.

Note 4. - Net Investment in Leveraged Leases

The Company's net investment in leveraged leases is composed of the following elements:
December 31                                                                                 1993               1992
                                                                                        --------           --------
Net rents receivable                                                                   $ 182,389          $ 184,078
Unguaranteed residual valuation                                                          422,483            378,283
Unearned income                                                                         (305,958)          (287,515)
                                                                                        --------           --------
Investment in leveraged leases                                                           298,914            274,846
Deferred taxes arising from leveraged leases (1)                                        (110,959)           (82,722)
                                                                                        --------           --------
Net investment in leveraged leases                                                     $ 187,955          $ 192,124
                                                                                        ========           ========

(1) Includes amounts reclassed to subordinated debt.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Leveraged lease assets acquired by the Company are financed primarily through nonrecourse loans from third-party debt participants. These loans are secured by the lessee's rental obligations and the leased property. Net rents receivable represent gross rents less the principal and interest on the nonrecourse debt obligations. Unguaranteed residual values are principally based on independent appraisals of the values of leased assets remaining at the expiration of the lease.

Leveraged lease investments totaling $176.7 million are related to commercial real estate facilities, with original lease terms ranging from 17 to 24 years. Also included are five aircraft transactions with major commercial airlines, with a total investment of $122.2 million and with original lease terms ranging from 22 to 24 years.

Note 5. - Transfer of Assets from Affiliate

In December 1992, as part of the restructuring and reincorporation of its German affiliate, Adrema Leasing Corporation (Adrema), the Company purchased certain finance receivables and other assets from Adrema. In connection with these assets, Pitney Bowes and the Company are continuing an inquiry and evaluation of the conduct by former management personnel of the German leasing business. The results of this inquiry to date indicate that former management caused the German leasing operation to enter into transactions which were not consistent with Company policy and guidelines and, in certain cases, lacked appropriate documentation and collateral. Additionally, in certain instances, Pitney Bowes and the Company are continuing to locate, repossess and remarket collateral where possible. These circumstances, together with deteriorating economic conditions in Germany, caused management, in the second quarter of 1993, to conclude that losses would be larger than previously anticipated. Accordingly, at that time, the Company recorded additional loss provisions of $14.4 million in the second quarter of 1993, the effect of which was substantially offset by a gain on the sale of finance assets.

At the current time, the Company believes that with the additional loss provisions taken in the second quarter of 1993, sufficient reserves for expected losses are in place. As the inquiry continues, the Company may determine that additional loss provisions are necessary. If such additional provisions are required, it is anticipated that resulting charges against income would be offset by gains on additional asset sales. Pitney Bowes and the Company expect to complete their inquiry by the end of the second quarter of 1994.

Note 6. - Investment in Operating Leases, Net

The Company is the lessor of various types of equipment under operating leases including data processing, transportation and production equipment.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)


Minimum future rental payments to be received in each of the next five years under noncancelable operating leases are $14.1 million in 1994, $10.1 million in 1995, $8.9 million in 1996, $7.5 million in 1997, $5.9 million in 1998 and $19.2 million in later years.


Note 7. - Allowance for Credit Losses

The following is a summary of the allowance for credit losses substantially all of which relates to lease financing:
                                                                1993             1992           1991
                                                              ------           ------         ------
Balance at beginning of period                               $79,177          $67,515        $62,259
                                                              ------           ------         ------
Additions charged to operations                               70,245           58,181         48,943
                                                              ------           ------         ------

Amounts written-off:
  Internal small-ticket programs                              24,255           28,712         27,693
  External large-ticket programs                                 724            1,594          1,611
  External small-ticket programs                              26,132           16,213         14,383
                                                              ------           ------         ------
       Total write-offs                                       51,111           46,519         43,687
                                                              ------           ------         ------
Balance at end of period                                     $98,311          $79,177        $67,515
                                                              ======           ======         ======

The increase in the amount of additions charged to operations in 1993 versus 1992 is due to provisions for losses totaling $14.4 million recorded in the second quarter of 1993 relating to assets purchased from the Company's German affiliate, Adrema Leasing Corporation, partly offset by provisions recorded in 1992 in conjunction with the sale of Internal small-ticket finance assets.

The increase in the amounts written-off in 1993 compared to 1992 reflect $11.2 million of write-offs related to assets purchased from Adrema. Excluding the impact of the write-offs related to assets purchased from Adrema, the lower level of write-offs is due to continued strong collection and asset management efforts and an improving economy.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)


In establishing the provision for credit losses, the Company utilizes an asset based percentage. This percentage varies depending on the nature of the asset, recent historical experience, vendor recourse, management judgement, and for large-ticket external transactions, the credit rating assigned by Moody's and Standard & Poor's. In evaluating the adequacy of reserves, estimates of expected losses, again by nature of the asset, are utilized. While historical experience is the principal factor in determining loss percentages, adjustments will also be made for current economic conditions, deviations from historical aging patterns, seasonal write-off patterns and levels of non-earning assets. If the resulting evaluation of expected losses differs from the actual aggregate reserve, adjustments are made to the reserve.

For transactions in the Internal Financing Division, the Company discontinues income recognition for finance receivables past due over 120 days. The Company has utilized this period because historically internal collection efforts have continued for this time period. In large-ticket external financing, income recognition is discontinued as soon as it is apparent, such as in the event of bankruptcy, that the obligor will not be making payments in accordance with lease terms. In small-ticket external financing, income recognition is discontinued when accounts are past due over 90 days.

Finance receivables are charged to the allowance for credit losses (i.e. written-off) after collection efforts are exhausted and the account is deemed uncollectible. For internal and external small-ticket transactions, this usually occurs near the point in time when the transaction is placed in a non-earning status. For large-ticket external transactions, write-offs are normally made after efforts are made to repossess the underlying collateral, the repossessed collateral is sold and efforts to recover remaining balances are exhausted. On large-ticket external transactions, periodic adjustments also may be made and/or a cost recovery approach for cash proceeds utilized to reduce the face value to an estimated present value of future expected recovery. All write-offs and adjustments are performed on a transaction by transaction basis.

Resumption of income recognition on internal and external small-ticket non-earning accounts occurs when payments are reduced to 60 days or less past due. On large-ticket external transactions, resumption of income recognition has occurred after the Company has had sufficient experience on resumption of payments to be satisfied that such payments will continue in accordance with the original or restructured contract terms.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)



The carrying values of non-performing, restructured and troubled finance assets are outlined below. There are no leveraged leases falling under these categories.

December 31                                                       1993                1992                 1991
                                                                ------              ------               ------
Non-performing (non-accrual) transactions
- -----------------------------------------
  Internal small-ticket programs                               $ 6,107             $ 6,567              $ 7,809
  External large-ticket programs                                 1,934              11,102               27,007
  External small-ticket programs                                24,371               9,274                7,473
                                                                ------              ------               ------
  Total                                                        $32,412             $26,943              $42,289
                                                                ======              ======               ======

Restructured transactions
- -------------------------
  Internal small-ticket programs                               $     -             $     -              $     -
  External large-ticket programs                                 5,869               9,942               10,948
  External small-ticket programs                                     -                   -                    -
                                                                ------              ------               ------
  Total                                                        $ 5,869             $ 9,942              $10,948
                                                                ======              ======               ======

Troubled (potential problem) transactions
- -----------------------------------------
  Internal small-ticket programs                              $      -             $     -              $     -
  External large-ticket programs                                 8,129               6,110                7,997
  External small-ticket programs                                 8,819                   -                    -
                                                                ------              ------               ------
  Total                                                        $16,948             $ 6,110              $ 7,997
                                                                ======              ======               ======

The increase in non-performing and troubled transactions in 1993 relates to assets purchased from Adrema in December 1992, which is further discussed in
Note 5.

For non-performing (non-accrual) transactions, the amount of finance income that would have been recorded in 1993 if the transactions had been current in accordance with their original contract terms was $2.8 million.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Historically, the Company has not allocated a specific amount of credit loss reserve to non-performing and troubled transactions. This is due to the historically low level of write-offs in the large-ticket external area and the limited number of transactions with material credit loss exposure in other areas. As stated above, the Company evaluates its aggregate reserve position in comparison to estimates of aggregate expected losses. However, for certain non-performing large-ticket external transactions, the Company has adjusted the face value of these receivables through the following adjustments:

December 31                                                      1993              1992               1991
                                                               ------            ------             ------
Face value of receivables                                      $2,862           $13,353            $31,715
Interest payments applied
  to principal                                                   (501)           (1,824)            (1,969)
Charge-off to allowance for
  credit losses                                                  (427)             (427)            (2,739)
                                                               ------            ------             ------
Carrying value                                                 $1,934           $11,102            $27,007
                                                               ======            ======             ======

Note 8. - Other Assets
December 31                                                                         1993                   1992
                                                                                 -------                -------
Purchased mortgage servicing rights, net                                        $ 41,313               $ 31,417
Loans and advances to affiliated companies                                        34,776                 10,611
Mortgage receivables                                                              19,566                    853
Deferred partnership fees                                                         13,388                      -
Net equipment and leasehold improvements
 (accumulated depreciation was $11,012
 in 1993 and $8,743 in 1992)                                                       7,751                  8,657
Investment securities                                                              4,550                 13,381
Deferred debt placement fees                                                       3,803                  4,920
Interest discount on commercial paper                                              3,319                  2,976
Prepaid expenses and other assets                                                 35,392                 27,867
Goodwill, net of amortization: 1993, $387;
 1992, $194                                                                        4,069                  4,456
                                                                                 -------                -------
Total other assets                                                              $167,927               $105,138
                                                                                 =======                =======

Purchased mortgage servicing rights are recorded at cost and are being amortized in proportion to, and over the period of, estimated net servicing income.

Mortgage receivables represent loans in the process of payoff and are recorded at cost.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)



In the fourth quarter of 1993, the Company completed a transaction whereby it contributed certain commercial aircraft, subject to direct finance leases, to a majority-owned partnership. Partnership fees incurred in connection with this transaction are amortized on a straight-line basis over the term of the transaction.

Equipment and leasehold improvements are stated at cost. Leasehold improvements are amortized on a straight-line basis over the remaining lease terms. Equipment is depreciated on a straight-line basis over the anticipated useful life generally ranging from 5 to 10 years.

Deferred debt placement fees incurred in connection with placing senior and subordinated notes are amortized on a straight-line basis over the term of the notes.

Note 9. - Accounts Payable and Accrued Liabilities

December 31                                                                              1993              1992
                                                                                      -------           -------
Accounts payable                                                                     $ 41,958          $ 21,148
Accrued interest payable                                                               23,472            26,091
Sales and use, property and sundry taxes                                                8,696             8,117
Advances and deposits from customers                                                   31,147            21,106
Accrued salary and benefits payable                                                     6,232             5,873
Minority interest in partnership                                                       20,758                 -
Other liabilities                                                                      50,990            35,652
                                                                                      -------           -------
Total accounts payable and accrued liabilities                                       $183,253          $117,987
                                                                                      =======           =======

Note 10. - Notes Payable

Short-term notes payable at December 31, 1993 and 1992 totaled $1.7 billion and $1.5 billion, respectively. These notes were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below the prevailing prime rate.

At year-end 1993, the Company had unused lines of credit and revolving credit facilities totaling $1.525 billion largely supporting commercial paper borrowings. The Company paid fees of $2.5 million, $1.8 million and $1.2 million in 1993, 1992 and 1991 to maintain its lines of credit.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

The composition of the Company's notes payable is as follows:
December 31                                                                              1993                  1992
                                                                                    ---------             ---------
Senior Notes Payable

Commercial paper at a weighted average interest
  rate of 3.27% (3.46% in 1992)                                                    $1,574,999            $1,389,876
Notes payable against bank lines of credit and
 others at a weighted average interest rate
 of 2.13% (3.31% in 1992)                                                             159,687                82,500
Current installment of long-term debt due within
 one year at interest rates of 2.00% to 10.50%                                            921                 3,254
                                                                                    ---------             ---------

Total senior notes payable within one year                                          1,735,607             1,475,630

Senior notes payable after one year at interest
  rates of 2.00% to 10.65% through 2009                                               775,295               857,278
                                                                                    ---------             ---------

Total senior notes payable                                                         $2,510,902            $2,332,908
                                                                                    =========             =========

Subordinated Notes Payable

Non-interest bearing notes due
 Pitney Bowes                                                                      $  108,094            $   85,284
12.75% note due through 1994                                                              740                 1,450
                                                                                    ---------             ---------
Total subordinated notes payable                                                   $  108,834            $   86,734
                                                                                    =========             =========

Senior and subordinated notes payable at December 31, 1993 mature as follows:
$1,736.3 million in 1994, $29.8 million in 1995, $145.5 million in 1997 and
$708.1 million thereafter.

Lending Arrangements: Under terms of its senior and subordinated loan agreements, the Company is required to maintain earnings before taxes and interest charges at prescribed levels. With respect to such loan agreements, Pitney Bowes will endeavor to have the Company maintain compliance with such terms and, under certain loan agreements, is obligated, if necessary, to pay to the Company amounts sufficient to maintain a prescribed ratio of income available for fixed charges. No such payments have ever been required to maintain income available for fixed charge coverage.

In March 1993, the Company redeemed $75 million of 8.75 percent notes due in 1996. The Company has also exercised the option to redeem $100 million of
10.65 percent notes due in 1999, on April 1, 1994. The Company had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require the Company to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty has exercised that option.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

In October 1992, the Company filed a $500 million shelf registration statement with the Securities and Exchange Commission. This registration statement, together with the carryover of $100 million from a previous shelf registration, should meet the Company's long-term financing needs for the next two years.

The Company has entered into interest rate swap agreements as a means of managing interest rate exposure. The interest differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. At December 31, 1993, outstanding notional principal amounts were $621 million for interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements to the extent of the differential between the fixed- and variable-rates; such exposure is considered minimal.

In 1993 and 1992, the Company issued $22.8 million and $12.0 million, respectively, of non-interest bearing subordinated notes to Pitney Bowes in exchange for funds equal to tax losses generated by the Company and utilized
by Pitney Bowes in the 1992 and 1991 consolidated tax returns.   Any
non-interest bearing subordinated notes payable to Pitney Bowes mature after all senior notes now outstanding and executed hereafter are paid.

Note 11. - Stockholder's Equity

The following is a reconciliation of stockholder's equity:

                                                                                                        Total
                                                   Common         Capital          Retained         Stockholder's
                                                   Stock          Surplus          Earnings             Equity
                                                   ------         -------          --------         -------------
Balance January 1, 1991                           $46,000         $31,705          $341,802              $419,507
Net income - 1991                                                                    93,157                93,157
Dividends paid to PBI                                                               (27,000)              (27,000)
Capital contribution from PBI                                       4,250                                   4,250
                                                   ------          ------           -------               -------
Balance December 31, 1991                          46,000          35,955           407,959               489,914
Net income - 1992                                                                   118,896               118,896
Dividends paid to PBI                                                               (31,000)              (31,000)
Capital contribution from PBI                                       3,328                                   3,328
                                                   ------          ------           -------               -------
Balance December 31, 1992                          46,000          39,283           495,855               581,138
Net income - 1993                                                                   123,485               123,485
Dividend paid to PBI                                                                (36,000)              (36,000)
Capital contribution from PBI                                       2,442                                   2,442
                                                   ------          ------           -------               -------
Balance December 31, 1993                         $46,000         $41,725          $583,340              $671,065
                                                   ======          ======           =======               =======

At December 31, 1993, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at December 31, 1993 and 1992. All of the Company's stock is owned by Pitney Bowes.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Contributions to capital surplus from PBI for 1991 to 1993 were made in connection with investments in real estate financing projects. When the Company entered into real estate lease financing, PBI agreed to make capital contributions up to a maximum of $15.0 million to provide a portion of the financing for such transactions, of which $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue with capital contributions.

Note 12. - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, accounts payable and senior notes payable with original maturities less than one year. The carrying amounts approximate fair value because of the short maturity of these instruments.

Investment securities. The fair value of investment securities is estimated based on quoted market prices, dealer quotes and other estimates.

Loans receivable. The fair value of loans receivable is estimated based on quoted market prices, dealer quotes or by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities.

Senior notes payable with original maturities greater than one year. The fair value of long-term debt is estimated based on quoted dealer prices for the same or similar issues.

Interest rate swap and swap option agreements and foreign currency exchange contracts. The fair values of interest rate swaps, swap options and foreign currency exchange contracts are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates, the credit worthiness of the counterparties and current foreign currency exchange rates.

Transfers of receivables with recourse. The fair value of the recourse liability represents the estimate of expected future losses. The Company periodically evaluates the adequacy of reserves and estimates of expected losses, if the resulting evaluation of expected losses differs from the actual reserve, adjustments are made to the reserve.

Financial guarantee contracts. The Company has provided standby guarantees for its foreign affiliates under a $250 million European commercial paper program, a $100 million revolving line of credit, and in connection with receivable transfers with recourse. Aggregate exposure under the guarantees at December 31, 1993 and 1992 was $153 million and $349 million, respectively. The fair value of the European Commercial Paper program and the revolving letter of credit is based on the cost to the Company for obtaining a letter of credit to support performance under the guarantees.
The fair value of the guarantees under the receivable transfers with recourse represents the estimate of expected future losses. In certain instances, reserves established in connection with these receivable transfers have been established on the affiliated companies financial statements approximately equal to the fair value disclosures presented below.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Residual and conditional commitment guarantee contracts. The fair value of residual and conditional commitment guarantee contracts is based on the projected fair market value of the collateral as compared to the guaranteed amount plus a commitment fee generally required by the counterparty to assume the guarantee.

Commitments to extend credit. The fair value of commitments to extend credit is estimated by comparing current market conditions taking into account the remaining terms of existing agreements and the present credit worthiness of the counterparties.

The estimated fair values of the Company's financial instruments are as follows:
December 31                          1993                      1992
                             ---------------------     ---------------------
                             Carrying         Fair     Carrying         Fair
                                Value(1)     Value        Value(1)     Value
                             --------     --------     --------     --------
Investment securities       $   4,550    $   4,668    $  13,381    $  13,445
Loans receivable (2)          206,630      213,509      180,850      185,953
Senior notes payable with
 original maturities greater
 than one year               (795,727)    (880,397)    (882,927)    (925,781)
Interest rate swap options          -            -      (10,950)     (10,950)
Interest rate swaps           (13,781)     (64,846)      (3,399)     (32,594)
Foreign currency exchange
 contracts                          -        2,247            -        2,932
Transfers of receivables
 with recourse                 (6,060)      (6,060)      (8,742)      (8,742)
Residual and conditional
 commitment guarantee
 contracts                     (2,679)      (2,687)      (2,431)      (3,692)
Commitments to extend credit        -       (2,003)         (61)      (2,166)

(1) Carrying value includes accrued interest and deferred fee income, where applicable.

(2) Carrying value for loans receivable and other debt financing is net of applicable allowance for credit losses.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 13. - Taxes on Income

In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), effective retroactively to January 1, 1992. Application of FAS 109 required no cumulative effect adjustment primarily due to the Company's previous use of the liability method of accounting for income taxes. The adoption of this standard had no significant effect on the Company's tax provision for 1992.

On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted increasing U.S. corporate income tax rates from 34 percent to 35 percent, retroactive to January 1, 1993. The liability method of accounting for income taxes requires the effect of a change in tax laws or rates on current or accumulated deferred income taxes to be reflected in the period that includes the enactment date of the new legislation. Accordingly, in the third quarter of 1993, the Company recorded additional tax expense reflecting the retroactive tax law changes, $9.3 million of which was the effect of the rate change on deferred tax balances at January 1, 1993.

In the fourth quarter of 1993, the Company completed a transaction whereby it contributed certain commercial aircraft, subject to direct finance leases, to a majority owned partnership. The partnership transaction had the effect of reducing the Company's obligation for previously accrued deferred taxes. The reduction in deferred taxes has been recognized as a reduction in 1993 income tax expense.

Income before income taxes and the provision for income taxes were as follows:
Years ended December 31                                   1993                1992                 1991
                                                       -------             -------              -------
Income before income taxes                            $189,960            $185,704             $148,746
                                                       =======             =======              =======

Provisions for income taxes:
  Federal:
    Current                                           $  5,424            $ 12,809             $ 28,956
    Deferred                                            47,141              38,415               15,282
                                                       -------             -------              -------
       Total Federal                                    52,565              51,224               44,238
                                                       -------             -------              -------
  State and Local:
    Current                                              3,605               1,522                  192
    Deferred                                            10,305              12,196               11,159
                                                       -------             -------              -------
       Total state and local                            13,910              13,718               11,351
                                                       -------             -------              -------
Total                                                 $ 66,475            $ 64,942             $ 55,589
                                                       =======             =======              =======

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Deferred tax liabilities and (assets):
December 31                                                 1993                  1992                  1991
                                                         -------               -------               -------
Deferred tax liabilities:
  Lease revenue and related
   depreciation                                         $359,013              $338,972              $303,150
                                                         -------               -------               -------
  Gross deferred tax
   liabilities                                           359,013               338,972               303,150
                                                         -------               -------               -------
Deferred tax assets:
  Alternative minimum tax (AMT)
   credit carryforwards                                  (64,519)              (84,884)              (84,884)
                                                         -------               -------               -------
  Gross deferred tax assets                              (64,519)              (84,884)              (84,884)
                                                         -------               -------               -------
Total                                                   $294,494              $254,088              $218,266
                                                         =======               =======               =======

A reconciliation of the U.S. federal statutory rate to the Company's effective income tax rate follows:
Percent of Pretax Income                                      1993                 1992                 1991
                                                             -----                -----                 -----
U.S. Federal statutory rate                                   35.0%                34.0%                34.0%
State and local income taxes                                   4.8                  4.9                  5.1
Investment tax credits                                          .1                   .1                   .3
Rate adjustment for deferred
 taxes                                                         4.9                    -                    -
Partnership tax benefits                                      (6.1)                   -                    -
Tax-exempt foreign trade income                               (3.9)                (3.3)                (1.0)
Tax-exempt finance income                                      (.3)                 (.5)                 (.6)
Other                                                           .5                  (.2)                 (.4)
                                                              ----                 ----                 ----
Effective income tax rate                                     35.0%                35.0%                37.4%
                                                              ====                 ====                 ====

Note 14. - Retirement Plan and Nonpension Postretirement Benefit Plan

The Company participates in the Pitney Bowes retirement plan which covers substantially all PBCC employees. Colonial Pacific employees are covered under a separate plan. The assets of these plans fully fund vested benefits. Pitney Bowes' plan assumptions were 7.50 percent in 1993 and 8.50 percent in 1992 for the discount rate, 5.00 percent in 1993 and 6.00 percent in 1992 for the expected rate of increase in future compensation levels and 9.50 percent in 1993 and 1992 for the expected long-term rate of return on plan assets. The Company's pension expense was $1.4 million in 1993, $1.0 million in 1992 and $.9 million in 1991.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

The Company also participates in the Pitney Bowes nonpension postretirement benefit plan which provides certain health care and life insurance benefits to eligible retirees and their dependents. In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106). This statement requires that the cost of these benefits be recognized over the period the employee provides credited service to the Company rather than recognized on a cash basis, when incurred.

The transition effect of adopting FAS 106 on the immediate recognition basis, as of January 1, 1992, was a one-time, after-tax charge of $1.9 million (net of approximately $1.2 million of income taxes). In the first quarter of 1993, Pitney Bowes announced certain changes to its health care plans, including plan cost maximums, which should significantly reduce the ongoing incremental impact of FAS 106 on future earnings.

In November 1992, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), was issued addressing benefits provided by an employer to former or inactive employees after employment but before retirement. FAS 112 requires that postemployment benefit costs be recognized on the accrual basis of accounting effective for fiscal years beginning after December 15, 1993. Postemployment benefits include the continuation of salary, health care, life insurance and disability-related benefits to former or inactive employees, their beneficiaries and covered dependents. The Company will adopt FAS 112 during the first quarter of 1994, as required. Upon adoption, Pitney Bowes anticipates recognizing a one-time, non-cash after-tax charge of approximately $60 to $120 million for the cumulative effect on prior years of such adoption, some of which may be allocated back to the Company.

Note 15. - Legal Proceedings

The Company is not currently involved in any material litigation.

Note 16. - Commitments and Contingent Liabilities

The Company is the lessee under noncancelable operating leases for office space and automobiles. Future minimum lease payments under these leases are as follows: $4.8 million in 1994, $4.5 million in 1995, $4.0 million in 1996, $3.3 million in 1997, $3.0 million in 1998, and $8.7 million thereafter.

Rental expense under operating leases was $4.7 million, $4.5 million and $4.2 million in 1993, 1992 and 1991, respectively.

The Company has $10.8 million in unfunded loan commitments. The Company has also entered into agreements with another leasing company to guarantee a portion of the leasing company's residual position in lease contracts. In consideration for these guarantees, the Company received a fee. The aggregate exposure under these guarantees is $22.8 million.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 17. - Quarterly Financial Information

Summarized quarterly financial information for 1993 and 1992 follows:

                                  First Quarter             Second Quarter              Third Quarter           Fourth Quarter
                              ----------------------     ---------------------     ---------------------    ----------------------
                                  1993          1992         1993         1992         1993         1992        1993        1992
                              --------      --------     --------     --------     --------     --------    --------    --------
Total finance income         $ 125,469     $ 116,100    $ 138,000    $ 120,518    $ 125,626    $ 124,760   $ 124,359   $ 133,116
                              --------      --------     --------     --------     --------     --------    --------    --------

Expenses:
Interest                        36,510        36,768       33,930       36,914       33,383       37,407      33,549      35,505
Selling, general and
 administrative                 25,224        21,081       25,749       21,060       24,799       23,717      23,560      24,221
Depreciation and
 amortization                    3,576         3,682        3,929        3,517        3,752        3,386       5,288       3,351
Provision for credit
 losses                         13,964        12,100       27,854       13,315       14,157       13,503      14,270      19,263
Provision for income
 taxes                          15,638        15,159       15,822       15,810       27,942       16,248       7,073      17,725
                              --------      --------     --------     --------     --------     --------    --------    --------

Total expenses                  94,912        88,790      107,284       90,616      104,033       94,261      83,740     100,065
                              --------      --------     --------     --------     --------     --------    --------    --------

Income before effect of
 a change in accounting
 for  nonpension
 postretirement
 benefits                       30,557        27,310       30,716       29,902       21,593       30,499      40,619      33,051

Effect of a change in
 accounting for nonpension
 postretirement
 benefits                            -        (1,866)           -            -            -            -           -           -

                              --------      --------     --------     --------     --------     --------    --------    --------
Net income                   $  30,557     $  25,444    $  30,716    $  29,902    $  21,593    $  30,499   $  40,619   $  33,051
                              ========      ========     ========     ========     ========     ========    ========    ========

Item 9.      Changes in and disagreements with accountants on accounting and
             ---------------------------------------------------------------
             financial disclosure
             --------------------

None.
                             Part III

Item 10. Directors and executive officers of the Registrant
         --------------------------------------------------

Omitted pursuant to General Instruction J.

Item 11. Executive compensation
         ----------------------

Omitted pursuant to General Instruction J.

Item 12. Security ownership of certain beneficial owners and management
         --------------------------------------------------------------

Omitted pursuant to General Instruction J.

Item 13. Certain relationships and related transactions
         ----------------------------------------------

Omitted pursuant to General Instruction J.

                             Part IV

Item 14. Exhibits, financial statement schedules and reports on Form 8-K
         ---------------------------------------------------------------


(a)  Index of documents filed as part of this report:

   1.   Consolidated Financial Statements                        Page(s)
        ---------------------------------                        -------

        Included in Part II of this report:

        Report of Independent Accountants                           18

        Consolidated Statements of Income and of
        Retained Earnings for each of the three years
        in the period ended December 31, 1993                       19

        Consolidated Balance Sheet at December 31, 1993
        and 1992                                                    20

        Consolidated Statement of Cash Flows for each of
        the three years in the period ended
        December 31, 1993                                         21-22

        Notes to Consolidated Financial Statements                23-39

   2.   Financial Statement Schedules
        -----------------------------

        Valuation and qualifying accounts and reserves
        (Schedule VIII)                                             44

        Short-term borrowings (Schedule IX)                         45

        The additional financial data should be read in conjunction with the financial statements included in Item 8 to this Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   3.   Index to Exhibits (numbered in accordance with Item 601 of Regulation
        S-K)
        ---------------------------------------------------------------------

        Reg. S-K                                    State or Incorporation
        Exhibits   Description                      by Reference
        --------   -----------------------------    --------------------------
             (3)   .1  Articles of Incorporation,   Incorporation by reference
                       as amended                   to Exhibits (3.1) and (3.2)
                   .2  By-Laws, as amended          respectively, to Form 10
                                                    on Registration Statement
                                                    No. 0-13497 as filed with
                                                    the Commission on May 1,
                                                    1985.

             (4)   (a) Form of Indenture dated as   Incorporated by reference
                       of May 1, 1985 between the   to Exhibit (4a) to
                       Company and Bankers Trust    Registration Statement on
                       Company, as Trustee          Form S-3 (No. 2-97411) as
                                                    filed with the Commission
                                                    on May 1, 1985.

                   (b) Form of First Supplemental   Incorporated by reference
                       Indenture dated as of        to Exhibit (4b) to
                       December 1, 1986 between     Registration Statement on
                       the Company and Bankers      Form S-3 (No. 33-10766)
                       Trust Company, as Trustee    as filed with the
                                                    Commission on December 12,
                                                    1986.

                   (c) Form of Second Supplemental  Incorporated by reference
                       Indenture dated as of        to Exhibit (4c) to
                       February 15, 1989 between    Registration Statement on
                       the Company and Bankers      Form S-3 (No. 33-27244)
                       Trust Company, as Trustee    as filed with the
                                                    Commission on February 24,
                                                    1989.

                   (d) Form of Third Supplemental   Incorporated by reference
                       Indenture dated as of May 1, to Exhibit (1) on Form 8-K 1989 between the Company and as filed with the
                       Bankers Trust Company, as    Commission on May 16,
                       Trustee.                     1989.

                   (e) Letter Agreement between     Incorporated by reference
                       Pitney Bowes Inc. and        to Exhibit (4b) to
                       Bankers Trust Company,       Registration Statement on
                       as Trustee                   Form S-3 (No. 2-97411) as
                                                    filed with the
                                                    Commission on May 1, 1985.

            (10)   Material contracts
                   .1 Operating Agreement dated     Incorporated by reference
                      March 3, 1977, as amended,    to Exhibits (10.1),
                      between Pitney Bowes          (10.2), and (10.3),
                      Credit Corporation and        respectively, to
                      Pitney Bowes Inc.             Form 10 as filed with the
                                                    Commission on May 1, 1985.

                   .2 Finance Agreement, dated
                      July 5, 1978 between Pitney
                      Bowes Credit Corporation and
                      Pitney Bowes Inc.

                   .3 Tax Sharing Agreement, dated
                      April 1, 1977 between Pitney
                      Bowes Credit Corporation and
                      Pitney Bowes Inc.

            (12)   Computation of ratio of earnings
                   to fixed charges                 Exhibit (i)

            (21)   Subsidiaries of the registrant   Exhibit (ii)

            (23)   Consent of independent           Exhibit (iii)
                   accountants


        (b) No reports on Form 8-K were filed for the three months ended December 31, 1993.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Pitney Bowes Credit Corporation

                          By /s/ Michael J. Critelli
                             --------------------------------
                             Michael J. Critelli
                             President and Chief Executive Officer

                          Date   March 11, 1994
                              -------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/  Michael J. Critelli     Date 3/11/94      Michael J. Critelli
   --------------------------        -------      Director, President and
                                                  Chief Executive Officer

By /s/  G. Kirk Hudson          Date 3/11/94      G. Kirk Hudson
   --------------------------        -------      Vice President-Finance
                                                  (principal financial officer)

By /s/  Thomas P. Santora       Date 3/11/94      Thomas P. Santora
   --------------------------        -------      Controller
                                                  (principal accounting officer)

By /s/  George B. Harvey        Date 3/11/94      George B. Harvey-Director
   --------------------------        -------

By /s/  Carmine F. Adimando     Date 3/11/94      Carmine F. Adimando-Director
   --------------------------        -------

By /s/  Marc C. Breslawsky      Date 3/11/94      Marc C. Breslawsky-Director
   --------------------------        -------

By /s/  Douglas A. Riggs        Date 3/11/94      Douglas A. Riggs-Director
   --------------------------        -------

By /s/  Hiro R. Hiranandani     Date 3/11/94      Hiro R. Hiranandani-Director
   --------------------------        -------

By                              Date              Harry W. Neinstedt-Director
   --------------------------        -------

                                          PITNEY BOWES CREDIT CORPORATION

                                      SCHEDULE VIII - VALUATION AND QUALIFYING
                                             ACCOUNTS AND RESERVES

                                   FOR THE YEARS ENDED DECEMBER 31, 1991 TO 1993



(Dollars in thousands)



                                                       Additions           Deductions -
                                   Balance at          charged to          uncollectible
                                   beginning           costs and           accounts                Balance at
                                   of year             expenses            written off             end of year
                                   ----------          ----------          -------------           -----------
Allowance for credit
 losses (shown on
 balance sheet as
 deduction from net
 investments)

      1993                           $79,177            $70,245                $51,111               $98,311

      1992                           $67,515            $58,181                $46,519               $79,177

      1991                           $62,259            $48,943                $43,687               $67,515

                                                   PITNEY BOWES CREDIT CORPORATION

                                                 SCHEDULE IX - SHORT-TERM BORROWINGS

                                            FOR THE YEARS ENDED DECEMBER 31, 1991 TO 1993


(Dollars in thousands)

                                                                   Maximum             Average              Weighted
        Category of                                Weighted        amount              amount               average
        aggregate                                  average         outstanding         outstanding          interest
        short-term          Balance at             interest        during              during               rate during
        borrowings          December 31,           rate            the year            the year (1)         the year (1)
        ----------          ------------           --------        ---------           ------------         ------------
1993
- ----
         Senior notes
          due banks                  -                   -          $   12,500          $    4,041            1.4%
         Commercial
          paper             $1,574,999                 3.3%          1,574,999           1,454,391            3.2
         Notes
          w/trust
          departments
          of banks             159,687                 2.1             168,267             118,525            2.3
                             ---------                ----           ---------           ---------           ----

         Total              $1,734,686                 3.2%         $1,755,766          $1,576,957            3.1%
                             =========                ====           =========           =========           ====

1992
- ----
         Senior notes
          due banks         $   12,500                 2.7%         $   12,500          $    4,399            2.0%
         Commercial
          paper              1,389,876                 3.5           1,544,556           1,408,605            3.8
         Notes
          w/trust
          departments
          of banks              70,000                 3.6              85,000              82,500            3.7
                             ---------                ----           ---------           ---------           ----

         Total              $1,472,376                 3.5%         $1,642,056          $1,495,504            3.7%
                             =========                ====           =========           =========           ====

1991
- ----
         Senior notes
          due banks                  -                   -          $   15,000          $      164            6.3%
         Commercial
          paper             $1,270,600                 4.8%          1,270,600           1,050,477            6.0
         Notes
          w/trust
          departments
          of banks              85,000                 4.8             110,000              99,176            5.8
                             ---------                ----           ---------           ---------           ----

         Total              $1,355,600                 4.8%         $1,395,600          $1,149,817            6.0%
                             =========                ====           =========           =========           ====

(1)     Average borrowings were determined by dividing the sum of the daily weighted average outstanding principal balances by the actual number of days in the year.  The weighted average interest rate during the year was computed by dividing the actual interest expense on borrowings by the average amount outstanding during the year.

                                 -45-