Form 10-Q
period 1994-03-31
PITNEY BOWES CREDIT CORP
filed 1994-05-13
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549-1004


                        F O R M   10 - Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1994

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----  SECURITIES EXCHANGE ACT OF 1934

       For the transition period from       to
                                      -----    -----

Commission File Number:  0-13497


                 PITNEY BOWES CREDIT CORPORATION


State of Incorporation              IRS Employer Identification No.
     Delaware                                06-0946476


                        201 Merritt Seven
                Norwalk, Connecticut  06856-5151
                Telephone Number:  (203) 846-5600



The Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

As of April 30, 1994, 460 shares of common stock, no par value with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 2 of 16



                    Pitney Bowes Credit Corporation
                                Index
                    -------------------------------


                                                            Page Number
                                                            -----------

Part I - Financial Information:

  Consolidated Statement of Income - Three Months
   Ended March 31, 1994 and 1993 . . . . . . . . . . .              3

  Consolidated Balance Sheet - March 31, 1994 and
   December 31, 1993 . . . . . . . . . . . . . . . . .              4

  Consolidated Statement of Cash Flows -
   Three Months Ended March 31, 1994 and 1993  . . . .          5 - 6

  Notes to Consolidated Financial Statements   . . . .          7 - 9

  Management's Narrative Analysis of the
   Results of Operations . . . . . . . . . . . . . . .        10 - 13


Part II - Other Information:

  Item 6.  Exhibits and Reports on Form 8-K  . . . . .             14

Signatures . . . . . . . . . . . . . . . . . . . . . .             15

Exhibit (i) - Computation of Ratio of Earnings
   to Fixed Charges  . . . . . . . . . . . . . . . . .             16

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 3 of 16


                      Part I - Financial Information

                      Pitney Bowes Credit Corporation
                      Consolidated Statement of Income
                               (Unaudited)
                      --------------------------------


(Dollars in thousands)                     Three Months Ended March 31,
                                           ----------------------------
                                                1994           1993
                                             -------        -------
Revenue:
  Finance income . . . . . . . . . . . .    $129,993       $125,041
  ITC amortization . . . . . . . . . . .         193            428
                                             -------        -------
    Total revenue. . . . . . . . . . . .     130,186        125,469
                                             -------        -------
Expenses:
  Selling, general and administrative. .      26,365         25,224
  Depreciation and amortization. . . . .       5,863          3,576
  Provision for credit losses. . . . . .      14,097         13,964
  Interest . . . . . . . . . . . . . . .      33,324         36,510
                                             -------        -------
    Total expenses . . . . . . . . . . .      79,649         79,274
                                             -------        -------

Income before income taxes . . . . . . .      50,537         46,195
Provision for income taxes . . . . . . .      16,912         15,638
                                             -------        -------

Income before effect of a change in
  accounting for postemployment
  benefits . . . . . . . . . . . . . . .      33,625         30,557

Effect of a change in accounting for
  postemployment benefits  . . . . . . .      (2,820)          -
                                             -------        -------

Net income . . . . . . . . . . . . . . .    $ 30,805       $ 30,557
                                             =======        =======

Ratio of earnings to fixed charges . . .       2.50X          2.25X
                                             =======        =======

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 4 of 16

                       Pitney Bowes Credit Corporation
                          Consolidated Balance Sheet
                                (Unaudited)
                       -------------------------------


(Dollars in thousands)                              March 31,  December 31,
                                                 ------------  ------------
                                                         1994          1993
                                                 ------------  ------------
Assets
- - ------
Cash . . . . . . . . . . . . . . . . . . . . . .  $    10,105   $     6,237
                                                   ----------    ----------
Investments:
  Finance assets (Note 2)  . . . . . . . . . . .    3,404,314     3,410,522
  Investment in leveraged leases . . . . . . . .      301,837       298,914
  Assets transferred from affiliate. . . . . . .       22,859        82,274
  Investment in operating leases, net of
    depreciation . . . . . . . . . . . . . . . .       62,895        63,899
  Allowance for credit losses. . . . . . . . . .      (99,221)      (98,311)
                                                   ----------    ----------
    Net investments. . . . . . . . . . . . . . .    3,692,684     3,757,298
                                                   ----------    ----------

Other assets . . . . . . . . . . . . . . . . . .      168,526       167,927
                                                   ----------    ----------
    Total assets . . . . . . . . . . . . . . . .  $ 3,871,315   $ 3,931,462
                                                   ==========    ==========
Liabilities
- - -----------
Senior notes payable within one year (Note 3). .  $ 1,591,790   $ 1,735,607
Short-term notes payable to affiliate. . . . . .        6,543            -
Accounts payable to affiliates . . . . . . . . .      132,180       162,914
Accounts payable . . . . . . . . . . . . . . . .       18,905        41,958
Accrued interest payable . . . . . . . . . . . .       18,366        23,472
Other accrued liabilities  . . . . . . . . . . .      122,859       117,823
Deferred taxes . . . . . . . . . . . . . . . . .      305,468       294,494
Senior notes payable after one year (Note 3) . .      875,000       775,295
Subordinated notes payable (Note 3)  . . . . . .      108,834       108,834
                                                   ----------    ----------
    Total liabilities. . . . . . . . . . . . . .    3,179,945     3,260,397
                                                   ----------    ----------
Stockholder's Equity
- - --------------------
Common stock . . . . . . . . . . . . . . . . . .       46,000        46,000
Capital surplus. . . . . . . . . . . . . . . . .       41,725        41,725
Retained earnings. . . . . . . . . . . . . . . .      603,645       583,340
                                                   ----------    ----------
    Total stockholder's equity . . . . . . . . .      691,370       671,065
                                                   ----------    ----------
    Total liabilities and
    stockholder's equity . . . . . . . . . . . .  $ 3,871,315   $ 3,931,462
                                                   ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 5 of 16

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                    -------------------------------------

(Dollars in thousands)                         Three Months Ended March 31,
                                               ----------------------------
                                                       1994           1993
                                                -----------   ------------

Cash flows from operating activities:

Net income. . . . . . . . . . . . . . . . . .     $  30,805     $   30,557
Effect of a change in accounting for
 postemployment benefits. . . . . . . . . . .         2,820              -
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for credit losses . . . . . . . .        14,097         13,964
  Depreciation and amortization . . . . . . .         5,863          3,576
  Decrease in accounts payable to
   affiliates . . . . . . . . . . . . . . . .       (30,734)       (16,571)
  Increase in deferred taxes. . . . . . . . .        12,854         16,425
  (Decrease) increase in accounts payable and
   accrued liabilities  . . . . . . . . . . .       (27,823)         2,331
  Decrease in investment tax credits
   deferred . . . . . . . . . . . . . . . . .          (193)          (428)
  Other, net. . . . . . . . . . . . . . . . .       (20,174)        (8,715)
                                                  ---------      ---------
Net cash (used in) provided by operating
 activities. . . .  . . . . . . . . . . . . .       (12,485)        41,139
                                                  ---------      ---------

Cash flows from investing activities:

  Investment in finance assets  . . . . . . .      (213,098)      (177,758)
  Investment in operating leases. . . . . . .             -           (598)
  Cash receipts collected under financing
   contracts, net of finance income
   recognized . . . . . . . . . . . . . . . .       290,170        214,185
  Investment in mortgage servicing rights . .          (684)             -
  Loans and advances to affiliated companies,
   net. . . . . . . . . . . . . . . . . . . .       (10,840)       (16,972)
  Additions to equipment and leasehold
   improvements . . . . . . . . . . . . . . .        (1,126)          (266)
                                                  ---------      ---------
  Net cash provided by investing activities .        64,422         18,591
                                                  ---------      ---------

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 6 of 16

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                    ------------------------------------

(Dollars in thousands)                        Three Months Ended March 31,
                                              ----------------------------
                                                     1994           1993
                                               ----------     ----------

Cash flows from financing activities:


  (Decrease) increase in short-term debt. . .    (243,537)       139,084
  Proceeds from the issuance of long-term
   debt . . . . . . . . . . . . . . . . . . .     200,000              -
  Proceeds from issuance of short-term notes
   payable to affiliate . . . . . . . . . . .       6,543              -
  Payments to settle long-term debt . . . . .        (575)       (76,158)
  Payments to settle short-term loans from
   Pitney Bowes Inc.  . . . . . . . . . . . .           -        (31,025)
  Capital contribution from Pitney Bowes
   Inc. . . . . . . . . . . . . . . . . . . .           -          2,442
  Payments to settle note payable to
   affiliate. . . . . . . . . . . . . . . . .           -        (78,187)
  Dividends paid to Pitney Bowes Inc. . . . .     (10,500)        (9,000)
                                                ---------      ---------
   Net cash used in financing activities. . .     (48,069)       (52,844)
                                                ---------      ---------

Increase in cash. . . . . . . . . . . . . . .       3,868          6,886
Cash at beginning of period . . . . . . . . .       6,237          4,855
                                                ---------      ---------
Cash at end of period . . . . . . . . . . . .  $   10,105     $   11,741
                                                =========      =========

Interest paid . . . . . . . . . . . . . . . .  $   39,467     $   44,433
                                                =========      =========

Income taxes paid (refunded)  . . . . . . . .  $    7,206     $  (10,736)
                                                =========      =========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 7 of 16


                      Pitney Bowes Credit Corporation
                Notes to Consolidated Financial Statements
                ------------------------------------------

Note 1:
- - ------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the Company or PBCC), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1994 and 1993 have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2:
- - ------

The composition of the Company's finance assets is as follows:

(Dollars in thousands)
                                                  March 31,   December 31,
                                              -------------   ------------
Finance Assets                                         1994           1993
                                              -------------   ------------

Gross finance receivables . . . . . . . . . .   $ 4,049,778    $ 4,086,739
Unguaranteed residual valuation . . . . . . .       502,758        497,080
Initial direct cost deferred. . . . . . . . .        69,040         67,802
Unearned income . . . . . . . . . . . . . . .    (1,216,446)    (1,240,090)
Investment tax credits deferred . . . . . . .          (816)        (1,009)
                                                 ----------     ----------
  Total finance assets. . . . . . . . . . . .   $ 3,404,314    $ 3,410,522
                                                 ==========     ==========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 8 of 16

Note 3:
- - ------

The composition of the Company's notes payable is as follows:

(Dollars in thousands)
                                                  March 31,    December 31,
                                              -------------    ------------
Senior Notes Payable                                   1994            1993
                                              -------------    ------------
Commercial paper at a weighted average
  interest rate of 3.44% (3.27% in 1993). . .    $1,356,087      $1,574,999
Notes payable against bank lines of
  credit and others at a weighted average
  interest rate of 2.44% (2.13% in 1993). . .       135,062         159,687
Current installment of long-term debt
  due within one year at interest rates of
  10.50% to 10.65%  . . . . . . . . . . . . .       100,641             921
                                                  ---------       ---------
Total senior notes payable within one year. .     1,591,790       1,735,607
Senior notes payable after one year at
  interest rates of 5.625% to 10.65%
  through 2009. . . . . . . . . . . . . . . .       875,000         775,295
                                                  ---------       ---------
Total senior notes payable. . . . . . . . . .    $2,466,790      $2,510,902
                                                  =========       =========

At March 31, 1994, the Company had outstanding short-term loans from an affiliate totaling $6.5 million at a weighted average interest rate of 3.55 percent.

In March 1994, the Company issued $200 million of 5.625 percent notes due in February 1997. In April 1994, the Company redeemed $100 million of 10.65 percent notes due in April 1999. The Company had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require the Company to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty has exercised that option.

                                                  March 31,    December 31,
                                              -------------    ------------
Subordinated Notes Payable                             1994            1993
                                              -------------    ------------

Non-interest bearing notes due
 Pitney Bowes Inc.  . . . . . . . . . . . . .    $  108,094      $  108,094
12.75% note due in 1994 . . . . . . . . . . .           740             740
                                                  ---------       ---------
Total subordinated notes payable. . . . . . .    $  108,834      $  108,834
                                                  =========       =========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 9 of 16

Note 4:
- - ------

In March 1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (FAS
112). FAS 112 required a change from the cash basis of accounting to the accrual basis of accounting for postemployment benefit costs such as the continuation of health care, life insurance and other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents.

The transition effect of adopting FAS 112 on the immediate recognition basis has been retroactively reflected as of January 1, 1994, as a one-time, non-cash after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes). Application of this new standard resulted in an immaterial amount of additional 1994 first quarter expenses.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 10 of 16


       Management's Narrative Analysis of the Results of Operations
       ------------------------------------------------------------

Results of Operations - first quarter of 1994 compared to first quarter of
1993
- - ---------------------------------------------------------------------------

Income for the first quarter of 1994 before the one-time effect of the required adoption of a change in accounting was $33.6 million compared to $30.6 million for the same period of 1993, an increase of 10.0 percent. The current year period reflects the impact of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefit costs be recognized on the accrual basis of accounting for fiscal years beginning after December 15, 1993. Postemployment benefits include the continuation of health care, life insurance and other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $2.8 million.

Finance income in the first quarter of 1994 increased 4.0 percent to $130.0 million. Finance income for Internal small-ticket financing programs increased 6.5 percent to $65.5 million primarily due to higher earning asset levels, which were up 12.5 percent at the end of the first quarter of 1994, partly offset by lower lease rates on new business. Finance income for External large-ticket financing programs decreased 2.1 percent to $38.1 million reflecting the Company's strategy to control growth in large-ticket, longer-term finance assets, together with lower lease rates on new business. Finance income related to External small-ticket financing programs increased
2.5 percent to $21.8 million primarily due to higher earning asset levels in 1994 partly offset by lower lease rates on new business. Revenue generated from mortgage servicing increased to $4.6 million in the first quarter of 1994 compared with $3.3 million in the first quarter of 1993, due to a larger mortgage servicing portfolio.

Selling, general and administrative (SG&A) expenses were $26.4 million in the first quarter of 1994 compared with $25.2 million in 1993. SG&A expenses for Internal small-ticket financing programs increased 2.1 percent to $14.0 million primarily due to a higher level of marketing fees paid to Pitney Bowes Inc. on higher new business volume. SG&A expenses for External large-ticket financing programs decreased 12.3 percent to $3.3 million primarily due to lower personnel related costs and lower net amortization of deferred initial direct costs. SG&A expenses for External small-ticket financing programs increased 13.2 percent to $6.9 million principally due to a higher level of marketing fees paid to brokers on higher levels of new business. SG&A expenses related to mortgage servicing were $2.2 million in the first quarter of 1994 compared to $1.7 million in the first quarter of 1993 due to higher operating costs associated with the larger mortgage servicing portfolio.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 11 of 16

Depreciation on operating leases was $2.6 million in 1994 compared to $2.4 million in 1993 reflecting a higher operating lease investment balance in 1994. Amortization of purchased mortgage servicing rights was $2.3 million for the first quarter of 1994 compared to $1.2 million in the first quarter of 1993 due to the larger mortgage servicing portfolio. Amortization of deferred costs, associated with the Company's participation in a partnership transaction completed in the fourth quarter of 1993, totalled $1.0 million.

The provision for credit losses for the first quarter of 1994 was $14.1 million compared to $14.0 million in the first quarter of 1993. The provision for Internal small-ticket financing programs increased 8.8 percent to $8.2 million primarily due to higher earning asset levels. The provision for External large-ticket financing programs was $1.1 million and even with prior year. The provision for External small-ticket financing programs was $4.8 million for the first quarter of 1994 compared with $5.3 million for the same period in 1993.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses and deferred investment tax credits plus the uncollected principal balance of receivables sold) was 2.48 percent at March 31, 1994 and 2.44 percent at December 31, 1993.

Interest expense was $33.3 million in the first quarter of 1994 compared with $36.5 million in 1993. The decrease primarily reflects the Company's lower cost of funds in 1994. The effective interest rate on average borrowings was
5.45 percent for the first quarter of 1994 compared to 5.86 percent for the same period of 1993. This favorable comparison is not expected to continue throughout the remainder of 1994 due to the increasing short-term interest rate environment. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

Excluding ITC amortization, the effective tax rate for the first quarter of 1994 was 33.6 percent compared with 34.2 percent for the same period of 1993. The decrease is principally due to a higher level of tax-exempt income, partly offset by a higher Federal income tax rate in 1994.

The Company's ratio of earnings to fixed charges was 2.50 times for the first quarter of 1994 compared with 2.25 times for the same period of 1993. The increase reflects a lower effective interest rate in 1994.

Liquidity and Capital Resources
- - -------------------------------

The Company's principal sources of funds are from operations and borrowings. It is PBCC's practice to use a balanced mix of maturities, variable- and fixed-rate debt and interest rate swaps to control its sensitivity to interest rate volatility. PBCC's swap adjusted debt mix was 54 percent short-term and 46 percent long-term at March 31, 1994 and 58 percent short-term and 42 percent long-term at December 31, 1993. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 12 of 16

In March 1994, the Company issued $200 million of 5.625 percent notes due in February 1997. In April 1994, the Company redeemed $100 million of 10.65 percent notes due in April 1999. The Company had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require the Company to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty has exercised that option.

The Company has $400 million available from a $500 million shelf registration statement filed with the Securities and Exchange Commission in October 1992. This should meet the Company's long-term financing needs for the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.525 billion at March 31, 1994, largely supporting commercial paper borrowings. Additional financing will be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc. and its subsidiaries, the level of external financing activity and the refinancing of maturing debt.

In January 1994, the Company sold approximately $88 million of assets in a privately-placed transaction with a third-party investor. These assets, representing finance receivables and other assets, were previously transferred in December 1992 from the Company's German affiliate, Adrema Leasing Corporation. Proceeds from the sale of these assets were used to repay a portion of the Company's commercial paper borrowings. This transaction had no material effect on the Company's results.

Gross finance assets at the end of the first quarter of 1994 decreased .7 percent from December 31, 1993. The decrease is principally due to a lower level of new financing volume in the External large-ticket financing programs and the impact of lower lease rates on new business. The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to slow growth in finance assets and debt levels. Gross finance assets at March 31, 1994 were 5.8 percent, or $248.3 million, higher than March 31, 1993. Overall levels of lease receivables are in line with management's expectations.

As previously reported, the Company has made senior secured loans and commitments in connection with acquisition, leveraged buyout and recapitalization financings. At March 31, 1994, the Company had a total of $2.5 million of such senior secured loans and commitments outstanding compared to $13.9 million at December 31, 1993. In March 1994, the Company sold $11.3 million of its senior secured loan and commitment with a company that had previously filed under Chapter 11 of the Federal Bankruptcy Code and recovered 100 percent of its carrying value. The Company has not participated in unsecured or subordinated debt financing in any highly leveraged transactions.

The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .72 times at March 31, 1994 and .66 times at December 31, 1993.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 13 of 16

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

Pitney Bowes Inc. and the Company are continuing an inquiry and evaluation of the conduct by former management personnel of the German leasing business. The results of this inquiry to date indicate that former management caused the German leasing operation to enter into transactions which were not consistent with Company policy and guidelines and, in certain cases, lacked appropriate documentation and collateral. Additionally, in certain instances, Pitney Bowes Inc. and the Company are continuing to locate, repossess and remarket collateral where possible. At the current time, the Company believes that sufficient reserves for expected losses are in place. As the inquiry continues, the Company may determine that additional loss provisions are necessary. If such additional provisions are required, it is anticipated that resulting charges against income would be offset by gains on asset sales. Pitney Bowes Inc. and the Company expect to complete their inquiry by the end of the second quarter of 1994.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 14 of 16




                      Part II - Other Information
                      ---------------------------



Item 6. Exhibits and Reports on Form 8-K

         (a) 1. Financial Statements - see index on page 2

             2. Exhibits (numbered in accordance with Item 601 of
                Regulation S-K)

                Reg. S-K                               Incorporation
                Exhibits  Description                  by Reference
                --------  ---------------------------- -------------

                  (12)    Computation of Ratio of      See Exhibit (i)
                          Earnings to Fixed Charges    on page 16


                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available upon request.

         (b) No reports on Form 8-K were filed for the three months ended March 31, 1994.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1994
Page 15 of 16





                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                   PITNEY BOWES CREDIT CORPORATION




Date:    May 13, 1994               /s/ G. Kirk Hudson
     --------------------            -----------------------------
                                    G. Kirk Hudson
                                    Vice President - Finance
                                    (Principal Financial Officer)




                                    /s/ Thomas P. Santora
                                     ------------------------------
                                    Thomas P. Santora
                                    Controller
                                    (Principal Accounting Officer)