Form 10-K/A
period 1993-12-31
PITNEY BOWES CREDIT CORP
filed 1994-07-22
CIK 768170

FORM 10-K/A
                                -----------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                          -----------------------

                      AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934



                        PITNEY BOWES CREDIT CORPORATION
                        -------------------------------

               (Exact name of registrant as specified in charter)
               --------------------------------------------------

                              AMENDMENT NO. 1


           The undersigned registrant hereby amends the following item of its December 31, 1993 Form 10-K as set forth in the pages attached hereto:

       Index to Form 10-K

       Item 8.  Financial statements and supplementary data

       Exhibit (iii)  Consent of Independent Accountants

       This amendment is filed to incorporate information to the table in Note 12 on page 35A related to Financial Guarantee
Contracts (filed herein) which was inadvertently omitted from the registrant's Form 10-K filing for December 31, 1993.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          PITNEY BOWES CREDIT CORPORATION
                                          -------------------------------
                                                  (Registrant)


                                          By /s/ G. Kirk Hudson
                                             ----------------------------
                                             G. Kirk Hudson
                                             Vice President - Finance



Date:  July 22, 1994

                       PITNEY BOWES CREDIT CORPORATION
                                FORM 10-K
                                1993 INDEX
                       -------------------------------

                                  Part I

Item                                                           Page
- ----                                                         --------

 1.  Business . . . . . . . . . . . . . . . . . . . . . . .      3

 2.  Properties . . . . . . . . . . . . . . . . . . . . . .     10

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

 8.  Financial statements and supplementary data  . . . . .     18*  18A**

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


 * Previously filed with Form 10-K.
** Filed herein.

                                     2A

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

PRICE WATERHOUSE




Stamford, Connecticut
February 1, 1994








                                      18A

Pitney Bowes Credit Corporation
Consolidated Statement of Income
(Dollars in thousands)

- ----------------------------------------------------------------------------------------------
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

- ----------------------------------------------------------------------------------------------
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


                                      19A

Pitney Bowes Credit Corporation
Consolidated Balance Sheet
(Dollars in thousands)

- -------------------------------------------------------------------------------------------
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


                                      20A

Pitney Bowes Credit Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

- -----------------------------------------------------------------------------------------------------------
Years Ended December 31                                       1993                 1992                1991
Operating Activities

Net income                                          $      123,485      $       118,896      $       93,157
Effect of a change in accounting for
  nonpension postretirement
  benefits                                                       -                1,866                   -
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Provision for credit losses                             70,245               58,181              48,943
    Depreciation and amortization                           16,545               13,936              12,750
    Increase in deferred taxes                              40,406               37,008              11,101
    Increase in accounts payable to
     affiliates                                             54,018               15,738              17,403
    Increase (decrease) in accounts
     payable and accrued liabilities                        65,266              (10,188)              2,305
    Decrease in investment tax
     credits deferred                                       (1,303)              (2,683)             (3,974)
    Other, net                                             (13,306)              (7,817)            (12,924)
                                                        ----------           ----------          ----------
    Net cash provided by operating
      activities                                           355,356              224,937             168,761
                                                        ----------           ----------          ----------

Investing Activities

Investment in net finance
  assets                                                (1,041,985)          (1,015,498)         (1,066,189)
Investment in leveraged leases                             (15,505)             (68,705)            (60,051)
Investment in operating leases                             (26,661)              (4,537)            (27,289)
Cash receipts collected under
  lease contracts net of finance
  income recognized                                        740,183              794,061             746,180
Investment in mortgage servicing
  rights                                                   (14,218)             (14,716)                  -
Purchase of Atlantic Mortgage &
  Investment Corporation
  represented by:
    Purchased servicing rights
      acquired                                                   -              (18,522)                  -
    Liabilities and debt assumed                                 -               20,115                   -
    Other assets acquired, net of
      $2.7 million of cash acquired                              -              (14,531)                  -
Loans and advances to affiliated
  companies, net                                           (24,165)              (7,343)              8,857
Additions to equipment and
   leasehold improvements                                   (1,747)              (2,657)             (4,110)
                                                        ----------           ----------          ----------
Net cash provided in investment
  activities                                              (384,098)            (332,333)           (402,602)
                                                        ----------           ----------          ----------

                                      21A

Pitney Bowes Credit Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

- --------------------------------------------------------------------------------------------------------
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












                                      22A

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



                                      23A

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

                                   Gross Finance Assets
                ------------------------------------------------------------------------
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

                                      24A

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







                                      25A

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







                                      26A

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













                                      27A

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










                                      28A

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









                                      29A

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


December 31                                 1993           1992            1991
                                          ------         ------          ------
Face value of receivables                $ 2,862        $13,353         $31,715
Interest payments applied
  to principal                              (501)        (1,824)         (1,969)
Charge-off to allowance for
  credit losses                             (427)          (427)         (2,739)
                                          ------         ------          ------
Carrying value                           $ 1,934        $11,102         $27,007
                                          ======         ======          ======

Note 8. - Other Assets

December 31                                              1993              1992
                                                      -------           -------

Purchased mortgage servicing rights, net             $ 41,313          $ 31,417
Loans and advances to affiliated companies             34,776            10,611
Mortgage receivables                                   19,566               853
Deferred partnership fees                              13,388                 -
Net equipment and leasehold improvements
 (accumulated depreciation was $11,012
 in 1993 and $8,743 in 1992)                            7,751             8,657
Investment securities                                   4,550            13,381
Deferred debt placement fees                            3,803             4,920
Interest discount on commercial paper                   3,319             2,976
Prepaid expenses and other assets                      35,392            27,867
Goodwill, net of amortization: 1993, $387;
 1992, $194                                             4,069             4,456
                                                      -------           -------
Total other assets                                   $167,927          $105,138
                                                      =======           =======

Purchased mortgage servicing rights are recorded at cost and are being amortized in proportion to, and over the period of, estimated net servicing income.

Mortgage receivables represent loans in the process of payoff and are recorded at cost.




                                      30A

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










                                      31A

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

The composition of the Company's notes payable is as follows:
December 31                                                                 1993              1992
                                                                       ---------         ---------
Senior Notes Payable

Commercial paper at a weighted average interest
  rate of 3.27% (3.46% in 1992)                                       $1,574,999        $1,389,876
Notes payable against bank lines of credit and
 others at a weighted average interest rate
 of 2.13% (3.31% in 1992)                                                159,687            82,500
Current installment of long-term debt due within
 one year at interest rates of 2.00% to 10.50%                               921             3,254
                                                                       ---------         ---------

Total senior notes payable within one year                             1,735,607         1,475,630

Senior notes payable after one year at interest
  rates of 2.00% to 10.65% through 2009                                  775,295           857,278
                                                                       ---------         ---------

Total senior notes payable                                            $2,510,902        $2,332,908
                                                                       =========         =========

Subordinated Notes Payable

Non-interest bearing notes due
 Pitney Bowes                                                         $  108,094        $   85,284
12.75% note due through 1994                                                 740             1,450
                                                                       ---------         ---------
Total subordinated notes payable                                      $  108,834        $   86,734
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

                                      32A

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

Note 11. - Stockholder's Equity

The following is a reconciliation of stockholder's equity:

                                                                                        Total
                                            Common      Capital       Retained      Stockholder's
                                            Stock       Surplus       Earnings          Equity
                                            ------      -------       --------      -------------
Balance January 1, 1991                    $46,000      $31,705       $341,802           $419,507
Net income - 1991                                                       93,157             93,157
Dividends paid to PBI                                                  (27,000)           (27,000)
Capital contribution from PBI                             4,250                             4,250
                                            ------       ------        -------            -------
Balance December 31, 1991                   46,000       35,955        407,959            489,914
Net income - 1992                                                      118,896            118,896
Dividends paid to PBI                                                  (31,000)           (31,000)
Capital contribution from PBI                             3,328                             3,328
                                            ------       ------        -------            -------
Balance December 31, 1992                   46,000       39,283        495,855            581,138
Net income - 1993                                                      123,485            123,485
Dividends paid to PBI                                                  (36,000)           (36,000)
Capital contribution from PBI                             2,442                             2,442
                                            ------       ------        -------            -------
Balance December 31, 1993                  $46,000      $41,725       $583,340           $671,065
                                            ======       ======        =======            =======

At December 31, 1993, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at December 31, 1993 and 1992. All of the Company's stock is owned by Pitney Bowes.


                                      33A

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

                                      34A

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

The estimated fair values of the Company's financial instruments are as follows:

December 31                          1993                      1992
                             ---------------------     ---------------------
                             Carrying         Fair     Carrying         Fair
                                Value(1)     Value        Value(1)     Value
                             --------     --------     --------     --------
Investment securities       $   4,550    $   4,668    $  13,381    $  13,445
Loans receivable (2)          206,630      213,509      180,850      185,953
Senior notes payable with
 original maturities
 greater than one year       (795,727)    (880,397)    (882,927)    (925,781)
Interest rate swap options          -            -      (10,950)     (10,950)
Interest rate swaps           (13,781)     (64,846)      (3,399)     (32,594)
Foreign currency exchange
 contracts                          -        2,247            -        2,932
Transfers of receivables
 with recourse                 (6,060)      (6,060)      (8,742)      (8,742)
Financial guarantee
 contracts                    (23,342)     (25,011)           -       (3,057)
Residual and conditional
 commitment guarantee
 contracts                     (2,679)      (2,687)      (2,431)      (3,692)
Commitments to extend credit        -       (2,003)         (61)      (2,166)

(1) Carrying value includes accrued interest and deferred fee income, where applicable.

(2) Carrying value for loans receivable and other debt financing is net of applicable allowance for credit losses.












                                      35A

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



                                      36A

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




                                      37A

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





                                      38A

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 17. - Quarterly Financial Information

Summarized quarterly financial information for 1993 and 1992 follows:

                            First Quarter        Second Quarter         Third Quarter       Fourth Quarter
                        -------------------   -------------------   -------------------  ------------------
                            1993       1992       1993       1992       1993       1992      1993      1992
                        --------   --------   --------   --------   --------   --------  --------  --------
Total finance income    $125,469   $116,100   $138,000   $120,518   $125,626   $124,760  $124,359  $133,116
                        --------   --------   --------   --------   --------   --------  --------  --------

Expenses:
Interest                  36,510     36,768     33,930     36,914     33,383     37,407    33,549    35,505
Selling, general and
 administrative           25,224     21,081     25,749     21,060     24,799     23,717    23,560    24,221
Depreciation and
 amortization              3,576      3,682      3,929      3,517      3,752      3,386     5,288     3,351
Provision for credit
 losses                   13,964     12,100     27,854     13,315     14,157     13,503    14,270    19,263
Provision for income
 taxes                    15,638     15,159     15,822     15,810     27,942     16,248     7,073    17,725
                        --------   --------   --------   --------   --------   --------  --------  --------

Total expenses            94,912     88,790    107,284     90,616    104,033     94,261    83,740   100,065
                        --------   --------   --------   --------   --------   --------  --------  --------

Income before effect of
 a change in accounting
 for  nonpension
 postretirement
 benefits                 30,557     27,310     30,716     29,902     21,593     30,499    40,619    33,051

Effect of a change in
 accounting for nonpension
 postretirement
 benefits                      -     (1,866)         -          -          -          -         -         -

                        --------   --------   --------   --------   --------   --------  --------  --------
Net income              $ 30,557   $ 25,444   $ 30,716   $ 29,902   $ 21,593   $ 30,499  $ 40,619  $ 33,051
                        ========   ========   ========   ========   ========   ========  ========  ========

























                                      39A