Form 10-Q
period 1994-06-30
PITNEY BOWES CREDIT CORP
filed 1994-08-15
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549-1004


                        F O R M   10 - Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1994

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

As of July 31, 1994, 460 shares of common stock, no par value with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 2 of 17




                    Pitney Bowes Credit Corporation
                                Index
                    -------------------------------



                                                            Page Number
                                                            -----------

Part I - Financial Information:

  Consolidated Statement of Income - Three and Six
   Months Ended June 30, 1994 and 1993 . . . . . . . .              3

  Consolidated Balance Sheet - June 30, 1994 and
   December 31, 1993 . . . . . . . . . . . . . . . . .              4

  Consolidated Statement of Cash Flows -
   Six Months Ended June 30, 1994 and 1993 . . . . . .          5 - 6

  Notes to Consolidated Financial Statements . . . . .          7 - 9

  Management's Narrative Analysis of the
   Results of Operations . . . . . . . . . . . . . . .        10 - 14


Part II - Other Information:

  Item 6.  Exhibits and Reports on Form 8-K  . . . . .             15

Signatures . . . . . . . . . . . . . . . . . . . . . .             16

Exhibit (i) - Computation of Ratio of Earnings
   to Fixed Charges  . . . . . . . . . . . . . . . . .             17

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 3 of 17

                                 Part I - Financial Information

                                 Pitney Bowes Credit Corporation
                                Consolidated Statement of Income
                                          (Unaudited)
                                --------------------------------

(Dollars in thousands)                  Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------    -------------------------
                                            1994               1993        1994             1993
                                         -------            -------     -------          -------
Revenue:
  Finance income . . . . . . . . . . .  $134,926           $137,647    $264,919         $262,688
  Equipment sales. . . . . . . . . . .    26,961                  -      26,961                -
  ITC amortization . . . . . . . . . .       154                353         347              781
                                         -------            -------     -------          -------
Total revenue. . . . . . . . . . . . .   162,041            138,000     292,227          263,469
                                         -------            -------     -------          -------
Expenses:
  Selling, general and administrative.    26,635             25,749      53,000           50,973
  Depreciation and amortization. . . .     6,533              3,929      12,396            7,505
  Cost of equipment sales. . . . . . .    25,217                  -      25,217                -
  Provision for credit losses. . . . .    13,877             27,854      27,974           41,818
  Interest . . . . . . . . . . . . . .    36,806             33,930      70,130           70,440
                                         -------            -------     -------          -------
    Total expenses . . . . . . . . . .   109,068             91,462     188,717          170,736
                                         -------            -------     -------          -------

Income before income taxes . . . . . .    52,973             46,538     103,510           92,733
Provision for income taxes . . . . . .    17,958             15,822      34,870           31,460
                                         -------            -------     -------          -------
Income before effect of a change in
  accounting for postemployment
  benefits . . . . . . . . . . . . . .    35,015             30,716      68,640           61,273
Effect of a change in accounting for
  postemployment benefits  . . . . . .         -                  -      (2,820)               -
                                         -------            -------     -------          -------
Net income . . . . . . . . . . . . . .  $ 35,015           $ 30,716    $ 65,820         $ 61,273
                                         =======            =======     =======          =======

Ratio of earnings to fixed charges . .      2.43               2.36        2.46             2.30
                                         =======            =======     =======          =======

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 4 of 17

                       Pitney Bowes Credit Corporation
                          Consolidated Balance Sheet
                                (Unaudited)
                       -------------------------------

(Dollars in thousands)                               June 30,  December 31,
                                                 ------------  ------------
                                                         1994          1993
                                                 ------------  ------------
Assets
- ------
Cash . . . . . . . . . . . . . . . . . . . . . .  $     7,749   $     6,237
                                                   ----------    ----------
Investments:
  Finance assets (Note 2). . . . . . . . . . . .    3,477,823     3,410,522
  Investment in leveraged leases . . . . . . . .      305,552       298,914
  Assets transferred from affiliate. . . . . . .       17,510        82,274
  Investment in operating leases, net of
    depreciation . . . . . . . . . . . . . . . .       69,476        63,899
  Allowance for credit losses. . . . . . . . . .     (100,055)      (98,311)
                                                   ----------    ----------
    Net investments. . . . . . . . . . . . . . .    3,770,306     3,757,298
                                                   ----------    ----------

Other assets . . . . . . . . . . . . . . . . . .      177,356       167,927
                                                   ----------    ----------
    Total assets . . . . . . . . . . . . . . . .  $ 3,955,411   $ 3,931,462
                                                   ==========    ==========
Liabilities
- -----------
Senior notes payable within one year (Note 3). .  $ 1,761,352   $ 1,735,607
Accounts payable to affiliates . . . . . . . . .      122,902       162,914
Accounts payable . . . . . . . . . . . . . . . .       17,308        41,958
Accrued interest payable . . . . . . . . . . . .       36,429        23,472
Other accrued liabilities  . . . . . . . . . . .      109,221       117,823
Deferred taxes . . . . . . . . . . . . . . . . .      337,980       294,494
Senior notes payable after one year (Note 3) . .      745,500       775,295
Subordinated notes payable (Note 3)  . . . . . .      108,834       108,834
                                                   ----------    ----------
    Total liabilities. . . . . . . . . . . . . .    3,239,526     3,260,397
                                                   ----------    ----------
Stockholder's Equity
- --------------------
Common stock . . . . . . . . . . . . . . . . . .       46,000        46,000
Capital surplus. . . . . . . . . . . . . . . . .       41,725        41,725
Retained earnings. . . . . . . . . . . . . . . .      628,160       583,340
                                                   ----------    ----------
    Total stockholder's equity . . . . . . . . .      715,885       671,065
                                                   ----------    ----------
    Total liabilities and
    stockholder's equity . . . . . . . . . . . .  $ 3,955,411   $ 3,931,462
                                                   ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 5 of 17

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                    -------------------------------------

(Dollars in thousands)                           Six Months Ended June 30,
                                                --------------------------
                                                       1994           1993
                                                -----------    -----------

Cash flows from operating activities:

Net income. . . . . . . . . . . . . . . . . .    $   65,820     $   61,273
Effect of a change in accounting for
 postemployment benefits. . . . . . . . . . .         2,820              -
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for credit losses . . . . . . . .        27,974         41,818
  Cost of equipment sales . . . . . . . . . .        25,217              -
  Depreciation and amortization . . . . . . .        12,396          7,505
  (Decrease) increase in accounts payable to
   affiliates . . . . . . . . . . . . . . . .       (40,012)         4,188
  (Decrease) increase in accounts payable and
   accrued liabilities  . . . . . . . . . . .       (24,995)        39,030
  Increase in deferred taxes. . . . . . . . .        45,366         24,721
  Decrease in investment tax credits
   deferred . . . . . . . . . . . . . . . . .          (348)          (781)
  Other, net. . . . . . . . . . . . . . . . .       (24,728)        13,171
                                                  ---------      ---------
Net cash provided by operating activities . .        89,510        190,925
                                                  ---------      ---------

Cash flows from investing activities:

  Investment in finance assets  . . . . . . .      (498,968)      (411,858)
  Investment in operating leases. . . . . . .       (33,571)          (854)
  Cash receipts collected under financing
   contracts, net of finance income
   recognized . . . . . . . . . . . . . . . .       494,482        388,454
  Investment in mortgage servicing rights . .       (17,622)        (4,919)
  Loans and advances to affiliated companies,
   net. . . . . . . . . . . . . . . . . . . .        (4,897)       (22,613)
  Additions to equipment and leasehold
   improvements . . . . . . . . . . . . . . .        (2,372)          (770)
                                                  ---------      ---------
  Net cash used in investing activities . . .       (62,948)       (52,560)
                                                  ---------      ---------

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 6 of 17

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                    ------------------------------------

(Dollars in thousands)                          Six Months Ended June 30,
                                                -------------------------
                                                      1994           1993
                                                ----------     ----------

Cash flows from financing activities:


  (Decrease) increase in short-term debt. . .     (103,348)        94,170
  Proceeds from the issuance of intermediate-
   term debt. . . . . . . . . . . . . . . . .      200,000              -
  Payments to settle long-term debt . . . . .     (100,702)       (83,197)
  Payments to settle short-term loans from
   Pitney Bowes Inc.  . . . . . . . . . . . .            -        (31,025)
  Capital contribution from Pitney Bowes
   Inc. . . . . . . . . . . . . . . . . . . .            -          2,442
  Payments to settle note payable to
   affiliate. . . . . . . . . . . . . . . . .            -        (98,488)
  Dividends paid to Pitney Bowes Inc. . . . .      (21,000)       (18,000)
                                                 ---------      ---------
   Net cash used in financing activities. . .      (25,050)      (134,098)
                                                 ---------      ---------

Increase in cash. . . . . . . . . . . . . . .        1,512          4,267
Cash at beginning of period . . . . . . . . .        6,237          4,855
                                                 ---------      ---------
Cash at end of period . . . . . . . . . . . .   $    7,749     $    9,122
                                                 =========      =========

Interest paid . . . . . . . . . . . . . . . .   $   71,095     $   72,237
                                                 =========      =========

Income taxes refunded . . . . . . . . . . . .   $   (9,193)    $   (4,459)
                                                 =========      =========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 7 of 17


                      Pitney Bowes Credit Corporation
                Notes to Consolidated Financial Statements
                ------------------------------------------

Note 1:
- ------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the Company or PBCC), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1994 and the results of its operations and cash flows for the six months ended June 30, 1994 and 1993 have been included. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1993.

Note 2:
- ------

The composition of the Company's finance assets is as follows:

(Dollars in thousands)
                                                   June 30,   December 31,
                                              -------------   ------------
Finance Assets                                         1994           1993
                                              -------------   ------------

Gross finance receivables . . . . . . . . . .   $ 4,123,435    $ 4,086,739
Unguaranteed residual valuation . . . . . . .       512,066        497,080
Initial direct cost deferred. . . . . . . . .        72,922         67,802
Unearned income . . . . . . . . . . . . . . .    (1,229,939)    (1,240,090)
Investment tax credits deferred . . . . . . .          (661)        (1,009)
                                                 ----------     ----------
  Total finance assets. . . . . . . . . . . .   $ 3,477,823    $ 3,410,522
                                                 ==========     ==========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 8 of 17

Note 3:
- ------

The composition of the Company's notes payable is as follows:

(Dollars in thousands)
                                                   June 30,    December 31,
                                               ------------    ------------
Senior Notes Payable                                   1994            1993
                                               ------------    ------------
Commercial paper at a weighted average
  interest rate of 4.28% (3.27% in 1993). . .    $1,475,922      $1,574,999
Notes payable against bank lines of
  credit and others at a weighted average
  interest rate of 2.65% (2.13% in 1993). . .       155,416         159,687
Current installment of long-term debt
  due within one year at interest rates of
  6.56% to 10.50% . . . . . . . . . . . . . .       130,014             921
                                                  ---------       ---------
Total senior notes payable within one year. .     1,761,352       1,735,607
Senior notes payable after one year at
  interest rates of 5.625% to 10.65%
  through 2009. . . . . . . . . . . . . . . .       745,500         775,295
                                                  ---------       ---------
Total senior notes payable. . . . . . . . . .    $2,506,852      $2,510,902
                                                  =========       =========

In July 1994, the Company exercised the option to redeem $100 million of
10.125 percent notes due in 1997, on September 15, 1994. These notes are reflected as senior notes payable within one year at June 30, 1994. The Company currently anticipates funding this redemption through short-term borrowings.

In March 1994, the Company issued $200 million of 5.625 percent notes due in February 1997. In April 1994, the Company redeemed $100 million of 10.65 percent notes due in April 1999. The Company had previously sold an option on a notional principal amount of $100 million to a counterparty to require the Company to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty has exercised that option.

                                                   June 30,    December 31,
                                               ------------    ------------
Subordinated Notes Payable                             1994            1993
                                               ------------    ------------

Non-interest bearing notes due
 Pitney Bowes Inc.  . . . . . . . . . . . . .    $  108,094      $  108,094
12.75% note due in 1994 . . . . . . . . . . .           740             740
                                                  ---------       ---------
Total subordinated notes payable. . . . . . .    $  108,834      $  108,834
                                                  =========       =========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 9 of 17

Note 4:
- ------

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefits be recognized on the accrual basis of accounting for fiscal years beginning after December 31, 1993. Postemployment benefits include primarily Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents.

The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes).
Application of this new standard had no significant effect on the Company's 1994 expenses.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 10 of 17


       Management's Narrative Analysis of the Results of Operations
       ------------------------------------------------------------

Results of Operations - second quarter of 1994 compared to second quarter of
1993
- ---------------------------------------------------------------------------

Income for the second quarter of 1994 was $35.0 million compared to $30.7 million for the same period of 1993, an increase of 14.0 percent. The increase is principally due to additional credit loss provisions recorded in the second quarter of 1993 related to assets purchased from the Company's German affiliate (Adrema) and higher earning asset levels in 1994.

Finance income in the second quarter of 1994 decreased 2.0 percent to $134.9 million. Excluding the impact of asset sales, which had increased 1993 finance income by $11.2 million, finance income for Internal small-ticket financing programs increased 4.1 percent to $66.4 million due to higher earning asset levels, which were up 14.0 percent at the end of the second quarter of 1994, partly offset by lower lease rates on new business. Finance income for External large-ticket financing programs increased 4.6 percent to $39.1 million reflecting higher rental income from operating leases. Finance income related to External small-ticket financing programs increased 9.2 percent to $23.6 million primarily due to higher earning asset levels in 1994 partly offset by lower lease rates on new business. Revenue generated from mortgage servicing increased to $5.8 million in the second quarter of 1994 compared to $3.7 million in the second quarter of 1993, due to a larger mortgage servicing portfolio. Additionally, in the second quarter of 1994, the Company sold equipment on operating leases and generated proceeds of $27.0 million. The cost of such equipment sales was $25.2 million.

Selling, general and administrative (SG&A) expenses were $26.6 million in the second quarter of 1994 compared to $25.7 million for the same period of 1993. Excluding the impact of asset sales which had increased 1993 SG&A expenses by $1.6 million, SG&A for Internal small-ticket financing programs increased 4.4 percent to $13.2 million due to higher personnel costs and a higher level of marketing fees paid to Pitney Bowes Inc. on new business volume. SG&A expenses for External large-ticket financing programs increased 6.7 percent to $3.5 million primarily due to higher personnel related costs. SG&A expenses for External small-ticket financing programs increased 18.4 percent to $7.5 million principally due to a higher level of marketing fees paid to brokers on higher levels of new business. SG&A expenses related to mortgage servicing increased to $2.4 million in the second quarter of 1994 compared to $1.8 million in the second quarter of 1993 due to higher operating costs associated with the larger mortgage servicing portfolio.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 11 of 17

Depreciation on operating leases increased to $2.9 million in the second quarter of 1994 compared to $2.4 million for the same period of 1993 reflecting a higher operating lease investment balance in 1994. Amortization of purchased mortgage servicing rights increased to $2.7 million in the second quarter of 1994 compared to $1.5 million in the second quarter of 1993 due to the larger mortgage servicing portfolio. Amortization of deferred costs, associated with the Company's participation in a partnership transaction completed in the fourth quarter of 1993, totalled $.9 million.

The provision for credit losses for the second quarter of 1994 was $13.9 million compared to $27.9 million in the second quarter of 1993. The provision for Internal small-ticket financing programs increased 9.9 percent to $8.4 million primarily due to higher earning asset levels. The provision for External large-ticket financing programs was $.3 million, which was $.8 million favorable to prior year due to the favorable loss experience in this portfolio. Excluding the impact of credit loss provisions related to assets purchased from Adrema, which increased 1993 provisions by $14.4 million, credit loss provisions for External small-ticket financing programs increased
10.4 percent to $5.2 million due to higher earning asset levels.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses and deferred investment tax credits plus the uncollected principal balance of receivables sold) was 2.47 percent at June 30, 1994 and 2.44 percent at December 31, 1993.

Interest expense was $36.8 million in the second quarter of 1994 compared to $33.9 million for the same period of 1993. The increase primarily reflects the Company's higher short-term cost of funds in 1994. The effective interest rate on short-term average borrowings was 3.77 percent for the second quarter of 1994 compared to 3.02 percent for the same period of 1993. This unfavorable comparison is expected to continue throughout the remainder of 1994 due to increasing short-term interest rates. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

Excluding ITC amortization, the effective tax rate for the second quarter of 1994 was 34.0 percent compared to 34.3 percent for the same period of 1993. The decrease is principally due to a higher level of tax-exempt income, partly offset by a higher Federal income tax rate in 1994.

The Company's ratio of earnings to fixed charges was 2.43 times for the second quarter of 1994 compared to 2.36 times for the same period of 1993. The increase reflects a higher level of Internal small-ticket earning assets and lower credit loss provisions, partly offset by higher short-term interest rates in 1994.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 12 of 17

Results of Operations - first six months of 1994 compared to first six months
- -----------------------------------------------------------------------------
of 1993
- -------

For the first six months of 1994 compared to the same period of 1993, finance income increased .8 percent, while income before the one-time effect of a change in accounting for postemployment benefits was $68.6 million compared to $61.3 million for the same period of 1993, an increase of 12.0 percent. The current year period reflects the impact of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefit costs be recognized on the accrual basis of accounting for fiscal years beginning after December 15, 1993.
Postemployment benefits include primarily Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $2.8 million.

Except for the effects of asset sales and the additional credit loss provisions in 1993, as described in the previous section, the factors that affected the change in finance income and income before the effect of a change in accounting for postemployment benefits were essentially the same as those affecting the second quarter of 1994 versus 1993.

Liquidity and Capital Resources
- -------------------------------

The Company's principal sources of funds are from operations and borrowings. It is PBCC's practice to use a balanced mix of maturities, variable- and fixed-rate debt and interest rate swaps to control its sensitivity to interest rate volatility. PBCC's swap adjusted debt mix was 52 percent short-term and 48 percent long-term at June 30, 1994 and 58 percent short-term and 42 percent long-term at December 31, 1993. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

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

In July 1994, the Company exercised the option to redeem $100 million of
10.125 percent notes due in 1997, on September 15, 1994. The Company currently anticipates funding this redemption through short-term borrowings.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 13 of 17

The Company has $400 million available from a $500 million shelf registration statement filed with the Securities and Exchange Commission in October 1992. This should meet the Company's long-term financing needs for the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.525 billion at June 30, 1994, largely supporting commercial paper borrowings. Additional financing will be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc. and its subsidiaries, the level of external financing activity and the refinancing of maturing debt.

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

Gross finance assets at the end of the second quarter of 1994 increased 1.1 percent from December 31, 1993. The increase is principally due to higher levels of Internal and External small-ticket new financing volume partly offset by lower lease rates on new business. The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to slow growth in finance assets and debt levels. Gross finance assets at June 30, 1994 were 7.5 percent, or $322.9 million, higher than June 30, 1993. Overall levels of lease receivables are in line with management's expectations.

As previously reported, the Company has made senior secured loans and commitments in connection with acquisition, leveraged buyout and recapitalization financing. At June 30, 1994, the Company had a total of $2.5 million of such senior secured loans and commitments outstanding compared to $13.9 million at December 31, 1993. In March 1994, the Company sold $11.3 million of its senior secured loan and commitment with a company that had previously filed under Chapter 11 of the Federal Bankruptcy Code and recovered 100 percent of its carrying value. The Company has not participated in unsecured or subordinated debt financing in any highly leveraged transactions.

The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .67 times at June 30, 1994 and .66 times at December 31, 1993.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 14 of 17

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

Pitney Bowes Inc. and the Company (the Companies) have completed their inquiry and evaluation, begun in 1993, of the assets and liabilities of the German leasing business. At this time, the Companies believe that sufficient reserves for credit losses are in place to provide for currently expected losses. As part of the orderly liquidation of assets from leasing non-Pitney Bowes products in Germany, the Companies continue to bill and collect accounts and repossess and remarket collateral where possible. These activities are expected to continue for the remainder of the lease terms.

The Companies are scrutinizing the circumstances surrounding the losses. German authorities have undertaken criminal proceedings with respect to the conduct of certain German lessees of non-Pitney Bowes products and, at the request of the Companies, with respect to the disposition of the Companies German leasing business assets. These proceedings include the former general manager of the Companies German leasing business and others involved in that business. The principals of one of the Companies large German leasing accounts have been convicted of fraud against the Company and others. The Companies are examining and evaluating additional actions it may take against former management personnel of its German leasing business.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 15 of 17




                      Part II - Other Information
                      ---------------------------



Item 6. Exhibits and Reports on Form 8-K

         (a) 1. Financial Statements - see index on page 2

             2. Exhibits (numbered in accordance with Item 601 of
                Regulation S-K)

                Reg. S-K                               Incorporation
                Exhibits  Description                  by Reference
                --------  ---------------------------- -------------

                  (12)    Computation of Ratio of      See Exhibit (i)
                          Earnings to Fixed Charges    on page 17


                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available upon request.

         (b) No reports on Form 8-K were filed for the three months ended June 30, 1994.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1994
Page 16 of 17





                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                   PITNEY BOWES CREDIT CORPORATION




Date:  August 12, 1994              /s/ G. Kirk Hudson
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