Form 10-Q
period 1994-09-30
PITNEY BOWES CREDIT CORP
filed 1994-11-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549-1004


                        F O R M   10 - Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1994

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

As of October 31, 1994, 460 shares of common stock, no par value with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 2 of 19




                    Pitney Bowes Credit Corporation
                                Index
                    -------------------------------



                                                            Page Number
                                                            -----------

Part I - Financial Information:

  Consolidated Statement of Income - Three and Nine
   Months Ended September 30, 1994 and 1993. . . . . .              3

  Consolidated Balance Sheet - September 30, 1994 and
   December 31, 1993 . . . . . . . . . . . . . . . . .              4

  Consolidated Statement of Cash Flows -
   Nine Months Ended September 30, 1994 and 1993 . . .          5 - 6

  Notes to Consolidated Financial Statements . . . . .          7 - 9

  Management's Narrative Analysis of the
   Results of Operations . . . . . . . . . . . . . . .        10 - 15


Part II - Other Information:

  Item 6.  Exhibits and Reports on Form 8-K  . . . . .             16


Signatures . . . . . . . . . . . . . . . . . . . . . .             17

Exhibit (i) - Computation of Ratio of Earnings
   to Fixed Charges  . . . . . . . . . . . . . . . . .             18

Exhibit (ii) - Financial Data Schedule . . . . . . . .             19

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 3 of 19

                               Part I - Financial Information
                               Pitney Bowes Credit Corporation
                              Consolidated Statement of Income
                                        (Unaudited)
                              --------------------------------
(Dollars in thousands)                         Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                              -------------------     -------------------
                                                 1994        1993        1994        1993
                                              -------     -------     -------     -------
Revenue:
  Finance income . . . . . . . . . . . . .   $147,858    $125,333    $412,777    $388,021
  Equipment sales. . . . . . . . . . . . .          -           -      26,961           -
  ITC amortization . . . . . . . . . . . .        126         293         473       1,074
                                              -------     -------     -------     -------
Total revenue. . . . . . . . . . . . . . .    147,984     125,626     440,211     389,095
                                              -------     -------     -------     -------
Expenses:
  Selling, general and administrative. . .     31,582      24,799      84,582      75,772
  Depreciation and amortization. . . . . .      6,762       3,752      19,158      11,257
  Cost of equipment sales. . . . . . . . .          -           -      25,217           -
  Provision for credit losses. . . . . . .     16,108      14,157      44,082      55,975
  Interest . . . . . . . . . . . . . . . .     39,825      33,383     109,955     103,823
  Nonrecurring items, net (Notes 4 and 5).     (3,311)          -      (3,311)          -
                                              -------     -------     -------     -------
    Total expenses . . . . . . . . . . . .     90,966      76,091     279,683     246,827
                                              -------     -------     -------     -------
Income before income taxes . . . . . . . .     57,018      49,535     160,528     142,268
Provision for income taxes . . . . . . . .     19,122      27,942      53,992      59,402
                                              -------     -------     -------     -------
Income before effect of a change in
  accounting for postemployment
  benefits . . . . . . . . . . . . . . . .     37,896      21,593     106,536      82,866
Effect of a change in accounting for
  postemployment benefits (Note 4) . . . .          -           -      (2,820)          -
                                              -------     -------     -------     -------
Net income . . . . . . . . . . . . . . . .   $ 37,896    $ 21,593    $103,716    $ 82,866
                                              =======     =======     =======     =======
Ratio of earnings to fixed charges . . . .       2.42        2.47        2.45        2.35
                                              =======     =======     =======     =======

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 4 of 19

                       Pitney Bowes Credit Corporation
                          Consolidated Balance Sheet
                                (Unaudited)
                       -------------------------------

(Dollars in thousands)                         September 30,   December 31,
                                               -------------   ------------
                                                        1994           1993
                                               -------------   ------------
Assets
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . $     7,929    $     6,237
                                                  ----------     ----------
Investments:
  Finance assets (Note 2). . . . . . . . . . . .   3,534,644      3,410,522
  Investment in leveraged leases . . . . . . . .     356,763        298,914
  Assets transferred from affiliate. . . . . . .      20,077         82,274
  Investment in operating leases, net of
    depreciation . . . . . . . . . . . . . . . .      75,124         63,899
  Allowance for credit losses. . . . . . . . . .     (97,946)       (98,311)
                                                  ----------     ----------
    Net investments. . . . . . . . . . . . . . .   3,888,662      3,757,298
                                                  ----------     ----------

Other assets . . . . . . . . . . . . . . . . . .     187,859        167,927
                                                  ----------     ----------
    Total assets . . . . . . . . . . . . . . . . $ 4,084,450    $ 3,931,462
                                                  ==========     ==========
Liabilities
- -----------
Senior notes payable within one year (Note 3). . $ 1,855,800    $ 1,735,607
Short-term notes payable to affiliate (Note 3) .       4,136              -
Accounts payable to affiliates . . . . . . . . .     126,915        162,914
Accounts payable . . . . . . . . . . . . . . . .      24,675         41,958
Accrued interest payable . . . . . . . . . . . .      27,967         23,472
Other accrued liabilities  . . . . . . . . . . .      89,948        117,823
Deferred taxes . . . . . . . . . . . . . . . . .     357,394        294,494
Senior notes payable after one year (Note 3) . .     745,500        775,295
Subordinated notes payable (Note 3)  . . . . . .     108,834        108,834
                                                  ----------     ----------
    Total liabilities. . . . . . . . . . . . . .   3,341,169      3,260,397
                                                  ----------     ----------
Stockholder's Equity
- --------------------
Common stock . . . . . . . . . . . . . . . . . .      46,000         46,000
Capital surplus. . . . . . . . . . . . . . . . .      41,725         41,725
Retained earnings. . . . . . . . . . . . . . . .     655,556        583,340
                                                  ----------     ----------
    Total stockholder's equity . . . . . . . . .     743,281        671,065
                                                  ----------     ----------
    Total liabilities and
    stockholder's equity . . . . . . . . . . . . $ 4,084,450    $ 3,931,462
                                                  ==========     ==========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 5 of 19

                    Pitney Bowes Credit Corporation
                 Consolidated Statement of Cash Flows
                             (Unaudited)
                 -------------------------------------

(Dollars in thousands)
                                                 Nine Months Ended
                                                   September 30,
                                              -----------------------
                                                    1994         1993
                                              ----------   ----------

Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . $  103,716   $   82,866
Effect of a change in accounting for
 postemployment benefits. . . . . . . . . . .      2,820            -
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for credit losses . . . . . . . .     44,082       55,975
  Cost of equipment sales . . . . . . . . . .     25,217            -
  Depreciation and amortization . . . . . . .     19,158       11,257
  (Decrease) increase in accounts payable to
   affiliates . . . . . . . . . . . . . . . .    (35,999)      18,457
  (Decrease) increase in accounts payable and
   accrued liabilities  . . . . . . . . . . .    (45,363)      31,224
  Increase in deferred taxes. . . . . . . . .     64,780       42,807
  Decrease in investment tax credits
   deferred . . . . . . . . . . . . . . . . .       (473)      (1,074)
  Other, net. . . . . . . . . . . . . . . . .    (47,951)       4,991
                                               ---------    ---------
  Net cash provided by operating activities .    129,987      246,503
                                               ---------    ---------

Cash flows from investing activities:

  Investment in finance assets  . . . . . . .   (797,522)    (662,833)
  Investment in leveraged leases. . . . . . .    (47,972)           -
  Investment in operating leases. . . . . . .    (44,451)      (1,064)
  Cash receipts collected under financing
   contracts, net of finance income
   recognized . . . . . . . . . . . . . . . .    727,066      542,806
  Investment in mortgage servicing rights . . (22,503) (14,218) Loans and advances to affiliated companies,
   net. . . . . . . . . . . . . . . . . . . .     (2,933)     (15,348)
  Additions to equipment and leasehold
   improvements . . . . . . . . . . . . . . .     (3,014)      (1,186)
                                               ---------    ---------
  Net cash used in investing activities . . .   (191,329)    (151,843)
                                               ---------    ---------

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 6 of 19


                    Pitney Bowes Credit Corporation
                 Consolidated Statement of Cash Flows
                             (Unaudited)
                 -------------------------------------

(Dollars in thousands)
                                                 Nine Months Ended
                                                   September 30,
                                              -----------------------
                                                    1994         1993
                                              ----------   ----------

Cash flows from financing activities:


  Increase in short-term debt . . . . . . . .     91,192      147,345
  Increase (decrease) in short-term notes
   payable to affiliates. . . . . . . . . . .      4,136      (31,025)
  Proceeds from the issuance of intermediate-
   term debt. . . . . . . . . . . . . . . . .    200,000            -
  Proceeds from the issuance of subordinated
   debt . . . . . . . . . . . . . . . . . . .       -           2,744
  Payments to settle long-term debt . . . . .   (200,794)     (84,097)
  Capital contribution from Pitney Bowes
   Inc. . . . . . . . . . . . . . . . . . . .          -        2,442
  Payments to settle note payable to
   affiliate. . . . . . . . . . . . . . . . .          -     (103,345)
  Dividends paid to Pitney Bowes Inc. . . . .    (31,500)     (27,000)
                                               ---------    ---------
   Net cash provided by (used in) financing
    activities. . . . . . . . . . . . . . . .     63,034      (92,936)
                                               ---------    ---------

Increase in cash. . . . . . . . . . . . . . .      1,692        1,724
Cash at beginning of period . . . . . . . . .      6,237        4,855
                                               ---------    ---------
Cash at end of period . . . . . . . . . . . . $    7,929   $    6,579
                                               =========    =========

Interest paid . . . . . . . . . . . . . . . . $  125,509   $  110,857
                                               =========    =========

Income taxes (refunded) paid. . . . . . . . . $   (9,675)  $    2,478
                                               =========    =========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 7 of 19



                  Pitney Bowes Credit Corporation
            Notes to Consolidated Financial Statements
            ------------------------------------------


Note 1:
- ------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the Company or PBCC), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1994 and the results of its operations and cash flows for the nine months ended September 30, 1994 and 1993 have been included. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1993.

Note 2:
- ------

The composition of the Company's finance assets is as follows:

(Dollars in thousands)
                                      September 30,  December 31,
                                      -------------  ------------
Finance Assets                                 1994          1993
                                      -------------  ------------

Gross finance receivables . . . . .     $ 4,156,516   $ 4,086,739
Unguaranteed residual valuation . .         527,396       497,080
Initial direct cost deferred. . . .          71,461        67,802
Unearned income . . . . . . . . . .      (1,220,193)   (1,240,090)
Investment tax credits deferred . .            (536)       (1,009)
                                         ----------    ----------
  Total finance assets. . . . . . .     $ 3,534,644   $ 3,410,522
                                         ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 8 of 19

Note 3:
- ------

The composition of the Company's notes payable is as follows:

(Dollars in thousands)
                                             September 30,  December 31,
                                             -------------  ------------
Senior Notes Payable                                  1994          1993
                                             -------------  ------------
Commercial paper at a weighted average
  interest rate of 4.83% (3.27% in 1993). . .   $1,634,550    $1,574,999
Notes payable against bank lines of
  credit and others at a weighted average
  interest rate of 3.09% (2.13% in 1993). . .      191,328       159,687
Current installment of long-term debt
  due within one year at interest rates of
  6.56% to 10.50% . . . . . . . . . . . . . .       29,922           921
                                                 ---------     ---------
Total senior notes payable within one year. . 1,855,800 1,735,607 Senior notes payable after one year at interest rates of 5.625% to 10.65%
  through 2009. . . . . . . . . . . . . . . .      745,500       775,295
                                                 ---------     ---------
 Total senior notes payable.. . . . . . . . .   $2,601,300    $2,510,902
                                                 =========     =========

At September 30, 1994, the Company had outstanding short-term loans from an affiliate totaling $4.1 million at a weighted average interest rate of
4.85 percent.

In March 1994, the Company issued $200 million of 5.625 percent notes due in February 1997. In April 1994, the Company redeemed $100 million of
10.65 percent notes due in April 1999. The Company had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require the Company to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty has exercised that option. In September 1994, the Company redeemed $100 million of
10.125 percent notes due in 1997.

                                         September 30,    December 31,
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
                                             =========       =========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 9 of 19

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

The one-time effect of adopting FAS 112 in the first quarter of 1994 was a non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes).

Since the first quarter of 1994, the Company's parent Pitney Bowes Inc. (Pitney Bowes), as part of its employee work-life initiatives, has actively sought employee input about benefits and it was concluded that employees prefer benefits more closely related to their changing work-life needs. As a result, Pitney Bowes significantly reduced or eliminated certain postemployment benefits, specifically service-related company-subsidized life insurance, salary continuance and medical benefits, resulting in an after-tax credit of $2.1 million (net of approximately $1.4 million of income taxes) to the Company in the third quarter of 1994.

Note 5:
- ------

During the third quarter of 1994, Pitney Bowes adopted a formal plan designed to address the impact of technology on work force requirements and to refine its strategic focus on core businesses worldwide. The impact of this plan on the Company was a $.2 million pre-tax charge in the third quarter of 1994.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 10 of 19



  Management's Narrative Analysis of the Results of Operations
  ------------------------------------------------------------


Results of Operations - third quarter of 1994 compared to third quarter of 1993
- -------------------------------------------------------------------

Income for the third quarter of 1994 was $37.9 million compared to $21.6 million for the same period of 1993. Third quarter 1994 results include the effect of a nonrecurring $3.3 million pre-tax credit. The credit is the result of a $3.5 million credit to income due to changes made by the Company's parent, Pitney Bowes Inc. (Pitney Bowes), related to certain postemployment benefits partly offset by charges related to Pitney Bowes' continued refinement of its strategic focus as outlined in Note 5 to the consolidated financial statements. In the third quarter of 1993, the Company recorded $11.6 million of additional tax expense as a result of the enactment of the Omnibus Budget Reconciliation Act of 1993 (the Tax Act). Excluding the impact of the tax adjustment in 1993 and the nonrecurring net credit in 1994, net income for the third quarter of 1994 increased 9.6 percent. The increase is principally due to higher earning asset levels and the sale of finance assets partly offset by higher short-term interest rates.

Finance income in the third quarter of 1994 increased 18.0 percent to $147.9 million. Finance income for Internal small-ticket financing programs increased 8.4 percent to $66.6 million due to higher earning asset levels, which were up 12.5 percent at the end of the third quarter of 1994, partly offset by lower lease rates on new business. Finance income for External large-ticket financing programs increased 7.3 percent to $41.1 million reflecting higher earning asset levels. Finance income related to External small-ticket financing programs increased 56.7 percent to $33.3 million primarily due to the impact of the sale of $55.0 million of finance assets in September 1994 and higher levels of earning assets which were partly offset by lower lease rates on new business. Excluding the sale of finance assets, finance income for External small-ticket financing programs would have increased 15.4 percent for the third quarter of 1994. Revenue generated from mortgage servicing increased to $6.9 million in the third quarter of 1994 compared to $4.4 million in the third quarter of 1993, due to a larger mortgage servicing portfolio.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 11 of 19

Selling, general and administrative (SG&A) expenses were $31.6 million in the third quarter of 1994 compared to $24.8 million for the same period of 1993. SG&A for Internal small-ticket financing programs decreased 1.5 percent to $13.0 million due to lower marketing fees paid to Pitney Bowes. SG&A expenses for External large-ticket financing programs increased 9.3 percent to $3.4 million primarily due to higher personnel related costs. SG&A expenses for External small-ticket financing programs were $12.7 million for the third quarter of 1994 compared to $6.4 million for the same period of 1993. The increase is due to the impact of the sale of finance assets and, to a lesser extent, higher marketing fees paid to brokers on higher levels of new business. Excluding the impact of the sale of finance assets, SG&A expenses for External small-ticket financing programs increased 33.2 percent principally due to increased emphasis on new vendor programs and costs associated with the assets purchased from the Company's German affiliate, Adrema Leasing Corporation, in December 1992. SG&A expenses related to mortgage servicing increased to $2.5 million in the third quarter of 1994 compared to $2.1 million in the third quarter of 1993 due to higher operating costs associated with the larger mortgage servicing portfolio.

Depreciation on operating leases increased to $2.8 million in the third quarter of 1994 compared to $1.9 million for the same period of 1993 reflecting a higher operating lease investment balance in 1994. Amortization of purchased mortgage servicing rights increased to $3.1 million in the third quarter of 1994 compared to $1.9 million in the third quarter of 1993 due to the larger mortgage servicing portfolio. Costs associated with the Company's participation in a partnership transaction, completed in the fourth quarter of 1993, totaled $.9 million.

The provision for credit losses for the third quarter of 1994 was $16.1 million compared to $14.2 million in the third quarter of 1993. The provision for Internal small-ticket financing programs increased 11.8 percent to $8.5 million primarily due to higher earning asset levels. There was no loss provision recorded in the third quarter of 1994 for External large-ticket financing programs due to the favorable loss experience in this portfolio. This compares to $1.0 million recorded in the third quarter of 1993 for External large-ticket financing programs. The provision for External small-ticket financing programs increased 39.8 percent to $7.6 million due to the impact of the sale of finance assets. Excluding the impact of the sale of finance assets, the provision for small-ticket financing programs would have decreased 6.3 percent due to the favorable loss experience in this portfolio.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses and deferred investment tax credits plus the uncollected principal balance of receivables sold) was 2.34 percent at September 30, 1994 and 2.44 percent at December 31, 1993.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 12 of 19

Interest expense was $39.8 million in the third quarter of 1994 compared to $33.4 million for the same period of 1993. The increase primarily reflects the Company's higher short-term cost of funds in 1994. The effective interest rate on short-term average borrowings was 4.66 percent for the third quarter of 1994 compared to 3.04 percent for the same period of 1993. This unfavorable comparison is expected to continue throughout the remainder of 1994 due to higher short-term interest rates. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

Excluding ITC amortization, the effective tax rate for the third quarter of 1994 was 33.6 percent compared to 56.7 percent for the same period of 1993. The decrease is principally due to the additional tax expense recorded in the third quarter of 1993 as a result of the federal tax law changes. On August 10, 1993, the Tax Act was enacted increasing U.S. corporate income tax rates from 34 percent to 35 percent, retroactive to January 1, 1993. The liability method of accounting for income taxes requires the effect of a change in tax laws or rates on current or accumulated deferred income taxes to be reflected in the period that includes the enactment date of the new legislation. Accordingly, in the third quarter of 1993, the Company recorded additional tax expense reflecting the retroactive tax law changes, $9.3 million of which was the effect of the rate change on deferred tax balances at January 1, 1993.

The Company's ratio of earnings to fixed charges was 2.42 times for the third quarter of 1994 compared to 2.47 times for the same period of 1993. The decrease reflects the higher short-term interest rates in the third quarter of 1994.

Results of Operations - first nine months of 1994 compared to first nine months of 1993
- -------------------------------------------------------------------

For the first nine months of 1994 compared to the same period of 1993, finance income increased 6.4 percent, while income before the effect of a change in accounting for postemployment benefits was $106.5 million compared to $82.9 million for the same period of 1993, an increase of 28.6 percent. The increase is impacted by the additional tax expense recorded in the third quarter of 1993, as a result of the Tax Act. Excluding the impact of the Tax Act, income before effect of a change in accounting for postemployment benefits for the nine months of 1994 would have increased 15.6 percent.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 13 of 19

Except for the effects of the sales of finance assets in the third quarter of 1994 and the second quarter of 1993, the sale of operating lease assets in the second quarter of 1994 and the additional credit loss provisions recorded in the second quarter of 1993 related to assets purchased from the Company's German affiliate, the factors that affected the change in finance income and income before effect of a change in accounting for postemployment benefits were essentially the same as those affecting the third quarter of 1994 versus 1993.

The current year period net income reflects the impact of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefit costs be recognized on the accrual basis of accounting for fiscal years beginning after December 15, 1993. Postemployment benefits include primarily Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $2.8 million.


Liquidity and Capital Resources
- -------------------------------

The Company's principal sources of funds are from operations and borrowings. It is PBCC's practice to use a balanced mix of maturities, variable- and fixed-rate debt and interest rate swaps to control its sensitivity to interest rate volatility. PBCC's swap adjusted debt mix was 58 percent short-term and 42 percent long-term at September 30, 1994 and December 31, 1993. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

In March 1994, the Company issued $200 million of 5.625 percent notes due in February 1997. In April 1994, the Company redeemed $100 million of 10.65 percent notes due in April 1999. The Company had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require the Company to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty has exercised that option. In September 1994, the Company redeemed $100 million of 10.125 percent notes due in 1997.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 14 of 19

The Company has $400 million available from a $500 million shelf registration statement filed with the Securities and Exchange Commission in October 1992. This should meet the Company's long-term financing needs for the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.525 billion at September 30, 1994, largely supporting commercial paper borrowings. Additional financing will be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc. and its subsidiaries, the level of external financing activity and the refinancing of maturing debt.

The Company's utilization of derivative instruments is currently limited to interest rate swap and foreign currency forward contracts. The Company periodically enters into interest rate swap agreements as a means of managing interest rate exposure. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables.

In the third quarter of 1994, the Company sold approximately $55 million of External small-ticket finance assets with recourse in a privately-placed transaction with a third-party investor. Proceeds from the sale of these assets were used to repay a portion of the Company's commercial paper borrowings.

Gross finance assets at the end of the third quarter of 1994 increased 2.2 percent from December 31, 1993. The increase is principally due to higher levels of Internal and External small-ticket new financing volume partly offset by lower lease rates on new business. The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to slow growth in finance assets and debt levels. Gross finance assets at September 30, 1994 were 6.5 percent, or $284.9 million, higher than September 30, 1993. Overall levels of lease receivables are in line with management's expectations.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 15 of 19

As previously reported, the Company has made senior secured loans and commitments in connection with acquisition, leveraged buyout and recapitalization financing. At September 30, 1994, the Company had a total of $2.5 million of such senior secured loans and commitments outstanding compared to $13.9 million at December 31, 1993. In March 1994, the Company sold $11.3 million of its senior secured loan and commitment with a company that had previously filed under Chapter 11 of the Federal Bankruptcy Code and recovered 100 percent of its carrying value. The Company has not participated in unsecured or subordinated debt financing in any highly leveraged transactions.

The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .63 times at September 30, 1994 and .66 times at December 31, 1993.

The Company will continue to use cash to invest in finance assets with emphasis on Internal and External small-ticket leasing transactions and controlled investment in External large-ticket financing programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Additional cash, if needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available, if needed, under revolving credit facilities and credit lines.

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

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 16 of 19




                    Part II - Other Information
                    ---------------------------



Item 6. Exhibits and Reports on Form 8-K

(a) 1. Financial Statements - see index on page 2

    2. Exhibits (numbered in accordance with Item 601 of
       Regulation S-K)

       Reg. S-K                               Incorporation
       Exhibits  Description                  by Reference
       --------  ---------------------------- -------------

         (12)   Computation of Ratio of       See Exhibit (i)
                Earnings to Fixed Charges     on page 18

         (27)   Financial Data Schedule       See Exhibit (ii)
                                              on page 19

       There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available upon request.

(b) No reports on Form 8-K were filed for the three months ended September 30, 1994.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1994
Page 17 of 19





                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                    PITNEY BOWES CREDIT CORPORATION




Date: November 14, 1994             /s/ G. Kirk Hudson
      --------------------          ------------------------------
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