Form 10-K
PITNEY BOWES CREDIT CORP
filed 1995-03-29
CIK 768170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549
                                  FORM 10-K


  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----         EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For The Year Ended December 31, 1994

                                     OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 29, 1995: None.

As of March 29, 1995, 460 shares of common stock with no par value were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                     PITNEY BOWES CREDIT CORPORATION
                               FORM 10-K
                               1994 INDEX
                     -------------------------------

                                Part I

Item                                                             Page
----                                                             ----

 1.  Business . . . . . . . . . . . . . . . . . . . . . . .         3

 2.  Properties . . . . . . . . . . . . . . . . . . . . . .        11

 3.  Legal proceedings  . . . . . . . . . . . . . . . . . .        11

 4.  Submission of matters to a vote of security holders  .        11

                               Part II

 5.  Market for the registrant's common equity and related
      stockholder matters . . . . . . . . . . . . . . . . .        11

 6.  Selected financial data  . . . . . . . . . . . . . . .        12

 7.  Management's discussion and analysis of financial
      condition and results of operations . . . . . . . . .        13

 8.  Financial statements and supplementary data  . . . . .        21

 9.  Changes in and disagreements with accountants on
      accounting and financial disclosure . . . . . . . . .        48

                               Part III

10.  Directors and executive officers of the Registrant . .        48

11.  Executive compensation . . . . . . . . . . . . . . . .        48

12.  Security ownership of certain beneficial owners and
      management  . . . . . . . . . . . . . . . . . . . . .        48

13.  Certain relationships and related transactions . . . .        48

                               Part IV

14.  Exhibits, financial statement schedules and reports on
      Form 8-K  . . . . . . . . . . . . . . . . . . . . . .        48

     Index to Exhibits  . . . . . . . . . . . . . . . . . .        49

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . .        51

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

The Internal Financing Division of PBCC provides marketing support to PBI and its subsidiaries, including Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch).
Equipment leased or financed for these Internal Division programs include mailing, paper handling and shipping equipment, scales, copiers, facsimile units, voice processing systems and retail price marking and identification equipment. The transaction size for this equipment generally ranges from $500 to $500,000, although historically most transactions have occurred in the $1,000 to $10,000 range, with lease terms generally from 36 to 60 months.

PBCC's External Financing Division operates in the large-ticket external market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. Products financed through these External Division programs include both commercial and non-commercial aircraft, over-the-road trucks and trailers, railcars and locomotives, and high-technology equipment such as data processing and communications equipment. Transaction sizes (other than aircraft leases) range from $50,000 to several million dollars, with lease terms generally from 36 to 180 months. Aircraft transaction sizes range from $1 million to $27 million for non-commercial aircraft and up to $43 million for commercial aircraft. Lease terms are generally between two and 12 years for non-commercial aircraft and from 10 to 25 years for commercial aircraft. The Company has also participated in nine commercial aircraft leveraged lease transactions. The Company's investment in these transactions totaled $227.4 million at December 31, 1994. The Company's External Financing Division has also participated, on a select basis, in certain other types of financial transactions including: syndication of certain lease transactions, senior secured loans in connection with acquisition, leveraged buyout and recapitalization financings, and certain project financings.

PBCC's External Financing Division is also responsible for managing Pitney Bowes Real Estate Financing Corporation (PREFCO), a wholly-owned subsidiary of PBCC providing lease financing for commercial real estate properties. Both PBCC and Pitney Bowes have provided capital for PREFCO's investments.

The Company's External Financing Division is also responsible for managing the Custom Vendor Finance (CVF) programs. CVF provides funding source financing programs for non-affiliated vendors selling equipment with a cost generally in the range of $5,000 to $250,000.

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

The Company's gross finance assets (contracts receivable plus estimated residual values) outstanding for Internal and External financing programs at December 31, 1990 through 1994 are presented in Item 6, Selected Financial Data. Total Company gross finance assets at December 31, 1994 were $5.0 billion of which approximately 29 percent were related to mailing, paper handling and shipping products, 19 percent were commercial aircraft, 12 percent were railcars, seven percent were data processing equipment products and five percent were over-the-road trucks and trailers. In 1994, total gross finance contracts acquired amounted to $1.6 billion compared to $1.4 billion in 1993. External large-ticket programs accounted for 23 percent of gross finance contracts acquired in 1994 compared to 22 percent in 1993.

As of December 31, 1994, PBCC had approximately 548,000 active accounts compared with 516,000 active accounts at December 31, 1993.

At December 31, 1994, PBCC's largest customer accounted for $177.0 million, or 4.0 percent of gross finance receivables, and the Company's ten largest customers accounted for $892.1 million in gross finance receivables, or 20.3 percent of the receivable portfolio.

                         CREDIT EXPERIENCE
                         -----------------

At December 31, 1994, 2.3 percent of receivables were over 30 days delinquent compared with 1.9 percent at December 31, 1993 and 2.2 percent at December 31, 1992. Delinquencies were up in the Internal small-ticket programs throughout 1994 partly due to the support of the Company's new business initiatives.

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

                           LOSS EXPERIENCE
                           ---------------

PBCC has charged against the allowance for credit losses $59.2 million, $51.1 million and $46.5 million in 1994, 1993 and 1992, respectively. The increase in write-offs in 1994 was due to $25.2 million of write-offs related to assets purchased from the Company's German affiliate, see Note 5 to the Company's consolidated financial statements for further information. Excluding the losses related to assets purchased from the Company's German affiliate,losses as a percentage of average net lease receivables (net investments before allowance for credit losses and deferred investment tax credits plus the uncollected principal balance of receivables sold) were .81 percent for 1994, 1.03 percent for 1993 and 1.27 percent for 1992. For further information see Note 5 and Note 7 to the Company's consolidated financial statements.

               RELATIONSHIP WITH PITNEY BOWES INC.
               -----------------------------------

PBCC is PBI's domestic finance subsidiary and the largest part of PBI's Financial Services segment. Approximately 13 percent of PBI's consolidated revenue from continuing operations in 1994, 14 percent in 1993 and 12 percent in 1992 resulted from continuing operations' equipment sales made to PBCC for lease to third parties.

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

In connection with the sales of finance assets of the Internal small-ticket financing programs, PBI agreed not to cancel or modify, in any material respect, its obligations under the Operating Agreement concerning the sold receivables, without the prior written consent of PBCC and the transferee.

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

The Pitney Bowes Copier Division does not remanufacture used copier equipment, therefore copier equipment is excluded from the buyback arrangement described above. There is no AAP for copier equipment, all copier equipment lease transactions are subject to the Company's standard credit review investigation.

PBCC has similar operating agreements with Pitney Bowes subsidiaries, Dictaphone and Monarch, for the financing of certain products.

Based on an extensive strategic review on how best to capitalize on its strengths and competitive position, Pitney Bowes has decided to concentrate its energies and resources on products and services which facilitate the preparation, organization, movement, delivery, tracking, storage and retrieval of documents, packages, letters and other material, in hard copy and digital form for its customers. Accordingly, in the third quarter of 1994, Pitney Bowes announced its intent to seek buyers for its Dictaphone and Monarch subsidiaries. Additionally, in connection with this change in business focus, Dictaphone, in early 1995, paid PBCC $11.2 million to terminate its obligations under the buyback agreement.

Finance Agreement: Under the Finance Agreement, dated July 5, 1978, PBI has agreed to make payments to PBCC, if necessary, to enable PBCC to maintain a ratio of income available for fixed charges as defined to such fixed charges of 1.25 to 1 as of the end of each fiscal year. No such payments have ever been required.

The Finance Agreement, or any term, covenant, agreement or condition thereof, may be amended or compliance may be waived (either generally or in a particular instance and either retroactively or prospectively) by either PBI or PBCC, with the written consent of the other party, at any time. The agreement may be terminated (i) by PBCC upon five days notice or (ii) by PBI prior to the end of any fiscal year of PBCC and following the making of the determination and payment, if any, required pursuant to the provisions of the Finance Agreement, as described in the preceding paragraph, with respect to the fiscal year of PBCC most recently ended.

In connection with certain financing agreements, PBI has agreed with PBCC's lenders that PBI will not modify or terminate the Finance Agreement unless approval is received from holders of 66-2/3 percent of the principal amount of the notes outstanding under each such note agreement.

Under the Indenture dated as of May 1, 1985 (together with all Supplemental Indentures as noted in Part IV Item 14(a) 3, the Indenture) between PBCC and Bankers Trust Company as Trustee (the Trustee), PBCC agreed it would not waive compliance with, or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the Indenture. In addition, PBI has entered into a Letter Agreement with the Trustee pursuant to which it agreed, among other things, that it would not default under the Finance Agreement nor terminate the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities issued under the Indenture.

Tax Sharing Agreement: The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. Under the Tax Sharing Agreement, dated April 1, 1977, between the Company and Pitney Bowes, the Company makes payment to Pitney Bowes for its share of consolidated income taxes, or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. PBI has reimbursed PBCC for investment tax credits utilized in PBI's consolidated Federal income tax return. The Tax Sharing Agreement can be cancelled by either PBI or PBCC upon twelve months written notice.

Real Estate Transactions: During 1993, PBCC received $2.4 million from PBI representing a contribution to capital surplus of the Company in connection with investments in real estate financing projects. When the Company entered into real estate lease financing, PBI agreed to make capital contributions up to a maximum of $15.0 million to provide a portion of the financing for such transactions, of which $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue to make capital contributions. There were no capital contributions made in 1994.

                        PITNEY BOWES INC.
                        -----------------

PBI, a Delaware corporation organized in 1920, is listed on the New York Stock Exchange. Headquartered in Stamford, Connecticut, PBI employs approximately 32,800 people throughout the United States, Europe, Canada and other countries. PBI operates within two industry segments: business equipment and services, and financial services.

Business equipment and services includes: postage meters and mailing, shipping and facsimile systems, copiers and copier supplies, and mailroom, reprographics and related facilities management services. In accordance with postal regulations, postage meters may not be sold in the United States; they are rented to users and therefore are not subject to lease by PBCC.

The financial services segment, of which PBCC is the largest individual component, provides lease financing for PBI products as well as other financial services for the domestic commercial and industrial markets.

As of December 31, 1994, PBI and its consolidated subsidiaries had total assets of $7.4 billion and stockholders' equity of $1.7 billion. For the year ended December 31, 1994, PBI's consolidated revenue and income from continuing operations were $3.3 billion and $348.4 million, respectively, compared with $3.0 billion and $305.7 million for 1993.

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

PBI has historically been a leading supplier of certain products and services in its business equipment and services segment, particularly postage meters and mailing equipment. However, it has strong competition from a number of companies. In the United States, PBI is facing competition for new placements from several postage meter and mailing equipment vendors, and its mailing systems products face competition from products and services offered as alternative means of message communications. PBI's Shipping and Weighing division is experiencing competition from carrier automation initiatives. PBI believes new communication-capable product offerings provide its customers a broader range of shipping options. PBI's long experience and reputation for product quality, and its sales and support service organizations, along with PBCC, are believed to be important factors in influencing customer choices with respect to its products and services.

Several states have ceilings on interest rates which may be charged to commercial customers on secured lending transactions. PBCC may be required to charge lower interest rates in certain jurisdictions than it charges elsewhere, or to cease offering secured lending transactions in such states. PBCC does not extend consumer credit as defined in the Federal Consumer Credit Protection Act. Accordingly, PBCC's financing transactions are not subject to that Act.

                          FUNDING POLICY
                          --------------

PBCC's borrowing strategy is to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements (interest rate swaps) to control its sensitivity to interest rate volatility. The Company utilizes interest rate swaps when it considers the economic benefits to be favorable. Interest rate swaps have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit and by private and public offerings of intermediate- or long-term debt securities. The Company may also issue debt securities having maturities ranging from nine months to 30 years through a medium-term note program.

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

                         EMPLOYEE RELATIONS
                         ------------------

At December 31, 1994, 791 people were employed by PBCC and its subsidiaries. Employee relations are considered highly satisfactory.

Item 2.  Properties
         ----------

All of the Company's office space is occupied under operating leases with original terms ranging from one to ten years. PBCC's executive and administrative offices are located in Norwalk, Connecticut. PBCC has four regional offices located throughout the United States and five district sales offices located in or near major metropolitan areas. Colonial Pacific's executive and administrative offices are located in Tualatin, Oregon. Atlantic Mortgage & Investment Corporation's executive and administrative offices are located in Jacksonville, Florida.

Item 3.  Legal proceedings
         -----------------

The Company is a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial position or results of operations.

Pitney Bowes has been advised that the Antitrust Division of the United States Department of Justice is conducting a civil investigation of its postage equipment business (including subsidiaries) to determine whether there is, has been, or may be a violation of the surviving provisions of the 1959 consent decree between Pitney Bowes and the U.S. Department of Justice, and or the antitrust laws. The Company intends to cooperate with the Department's investigation.

Item 4.  Submission of matters to a vote of security holders
         ---------------------------------------------------

Omitted pursuant to General Instruction J.

                            Part II

Item 5.  Market for the registrant's common equity and
         related stockholder matters
         ------------------------------------------------

All of the Company's common stock is owned by PBI. Accordingly, there is no public trading market for the Company's common stock. The Board of Directors declared and the Company paid dividends to PBI of $42.0 million in 1994, $36.0 million in 1993, and $31.0 million in 1992. The Company intends to continue to pay dividends to PBI in 1995.

Item 6.  Selected financial data
         -----------------------

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed financial statements and related notes thereto included under Item 8 of this report.
(Dollars in thousands)                                                              December 31
                                                   -----------------------------------------------------------------------
For the Year                                              1994           1993           1992           1991           1990
----------------                                    ----------     ----------     ----------     ----------     ----------
Gross finance contracts acquired                   $ 1,627,974    $ 1,405,516    $ 1,425,450    $ 1,472,575    $ 1,388,091
                                                    ==========     ==========     ==========     ==========     ==========

Finance income                                     $   560,216    $   513,454    $   494,494    $   460,644    $   405,384
Equipment sales                                         45,747              -              -              -              -
Selling, general and administrative expenses           113,453         99,332         90,079         82,969         67,198
Depreciation and amortization                           26,497         16,545         13,936         12,750          5,284
Cost of equipment sales                                 43,039              -              -              -              -
Provision for credit losses                             56,133         70,245         58,181         48,943         36,621
Nonrecurring items, net                                 (3,311)             -              -              -              -
                                                    ----------     ----------     ----------     ----------     ----------
Operating income                                       370,152        327,332        332,298        315,982        296,281
Interest expense                                       151,239        137,372        146,594        167,236        164,699
Provision for income taxes                              71,820         66,475         64,942         55,589         48,406
                                                    ----------     ----------     ----------     ----------     ----------
Income before effect of accounting changes             147,093        123,485        120,762         93,157         83,176
Effect of accounting changes (1)                        (2,820)             -         (1,866)             -              -
                                                    ----------     ----------     ----------     ----------     ----------
Net income                                         $   144,273    $   123,485    $   118,896    $    93,157    $    83,176
                                                    ==========     ==========     ==========     ==========     ==========
Ratio of earnings to fixed charges (2)                   2.43X          2.37X          2.25X          1.88X          1.79X

At Year End
----------------
Gross finance assets
 Internal small-ticket programs                    $ 1,697,890    $ 1,497,678    $ 1,342,622    $ 1,294,852    $ 1,144,035
 External large-ticket programs                      2,523,139      2,415,370      2,399,918      2,310,174      2,196,916
 External small-ticket programs                        746,689        670,771        623,403        541,837        470,517
                                                    ----------     ----------     ----------     ----------     ----------
Total gross finance assets                           4,967,718      4,583,819      4,365,943      4,146,863      3,811,468
Unearned income                                     (1,234,928)    (1,173,297)    (1,204,261)    (1,159,214)    (1,101,682)
                                                    ----------     ----------     ----------     ----------     ----------
Finance assets                                     $ 3,732,790    $ 3,410,522    $ 3,161,682    $ 2,987,649    $ 2,709,786
                                                    ==========     ==========     ==========     ==========     ==========
Investment in leveraged leases                     $   478,650    $   298,914    $   274,846    $   197,338    $   135,224
                                                    ==========     ==========     ==========     ==========     ==========
Investment in operating leases, net                $    95,684    $    63,899    $    45,432    $    58,213    $    43,306
                                                    ==========     ==========     ==========     ==========     ==========
Allowance for credit losses                        $   (95,271)   $   (98,311)   $   (79,177)   $   (67,515)   $   (62,259)
                                                    ==========     ==========     ==========     ==========     ==========
Total assets                                       $ 4,451,837    $ 3,931,462    $ 3,618,164    $ 3,233,056    $ 2,864,516
                                                    ==========     ==========     ==========     ==========     ==========
Senior notes payable
 Within one year                                   $ 2,075,591    $ 1,735,607    $ 1,475,630    $ 1,457,600     $1,246,515
 After one year                                        745,500        775,295        857,278        775,000        727,000
                                                    ----------     ----------     ----------     ----------     ----------
Total senior notes payable                         $ 2,821,091    $ 2,510,902    $ 2,332,908    $ 2,232,600    $ 1,973,515
                                                    ==========     ==========     ==========     ==========     ==========
Subordinated notes payable                         $   133,735    $   108,834    $    86,734    $    75,487    $    67,248
                                                    ==========     ==========     ==========     ==========     ==========
Stockholder's equity                               $   773,338    $   671,065    $   581,138    $   489,914    $   419,507
                                                    ==========     ==========     ==========     ==========     ==========
Debt to equity                                          3.82:1         3.90:1         4.16:1         4.71:1         4.86:1

(1) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 entitled "Employers'
Accounting for Postemployment Benefits" (FAS 112).  For further discussion, see Note 16 to the Company's consolidated financial statements.  Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106 entitled
"Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106).  For further discussion, see Note 16 to the Company's consolidated financial statements.  Also, effective January 1, 1992, the Company adopted Statement of Financial
Accounting Standards No. 109 (FAS 109) entitled "Accounting for Income Taxes." For further discussion see Note 14 to the
Company's consolidated financial statements.

(2) In computing the ratio of earnings to fixed charges, earnings have been calculated by adding to earnings before income taxes the amount of fixed charges.  Fixed charges consist of interest on debt and a portion of net rental expense deemed to represent interest.

Item 7.    Management's discussion and analysis of financial
           condition and results of operations
           -------------------------------------------------



Events Impacting Comparability
------------------------------

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), as of January 1, 1994. FAS 112 required that postemployment benefits be recognized on the accrual basis of accounting. Postemployment benefits include primarily Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes). Additional information with respect to accounting for postemployment benefits is disclosed in Note 16 to the Company's consolidated financial statements.

The Omnibus Budget Reconciliation Act of 1993 (the Tax Act), enacted August 10, 1993, increased U.S. corporate income tax rates from 34 percent to 35 percent, retroactive to January 1, 1993. The liability method of accounting for income taxes requires the effect of a change in tax laws or rates on current earnings or accumulated deferred income taxes to be reflected in the period when the new legislation is enacted. Consequently, the Company recorded $12.3 million of additional tax expense in 1993, $9.3 million of which was the effect of the rate change on deferred tax balances at January 1, 1993.

In the fourth quarter of 1992, the Company adopted retroactively to January 1, 1992, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106), which addresses health care and other welfare benefits provided to retirees. FAS 106 required a change from the cash basis of accounting to the accrual basis of accounting for nonpension postretirement benefits. The transition effect of adopting this standard on the immediate recognition basis, which was recorded in the first quarter of 1992, was a one-time, after-tax charge of $1.9 million; the 1992 incremental after-tax cost amounted to $.4 million. In early 1993, Pitney Bowes announced several changes to its health care plans which have significantly reduced the ongoing incremental impact of FAS 106 on future earnings. Among these changes was the establishment of plan cost maximums in order to more effectively control future medical costs. Additional information with respect to accounting for nonpension postretirement benefits is disclosed in Note 16 to the Company's consolidated financial statements.

Accounting Changes
------------------

In addition to the adoptions of FAS 112 in 1994 and FAS 106 in 1992 as discussed in Events Impacting Comparability, the Company also adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109) in 1992, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" in 1994. Other than the impacts of FAS 112 and FAS 106 discussed in Events Impacting Comparability, none of these statements materially affected the Company's reported results. In May 1993, Statement of Financial Accounting Standards No. 114, (FAS
114) "Accounting by Creditors for Impairment of a Loan" was issued. Subsequently, in October 1994 an amendment of FAS 114, Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" was issued. Both statements must be adopted by January 1, 1995. Neither of these pronouncements is expected to materially affect the Company.

Results of Operations
---------------------

The Company's finance income increased 9.1 percent to $560.2 million in 1994 compared with $513.5 million in 1993, which was up
3.8 percent from 1992. Finance income for Internal small-ticket financing programs increased 1.7 percent to $266.5 million in 1994 compared with $262.0 million in 1993, which was up 5.6 percent from 1992. The nominal increase in 1994 is primarily due to higher investment levels and higher income from fee-based programs partly offset by lower lease rates on new business. In addition, finance income for Internal small-ticket financing programs for 1993 included the impacts from the sale of finance assets which increased finance income $11.2 million. Excluding the sale of finance assets in 1993, finance income for Internal small-ticket financing programs would have increased 6.3 percent in 1994. Finance income for External large-ticket financing programs increased 12.6 percent to $166.9 million in 1994 compared with $148.2 million in 1993, which was down 6.3 percent from 1992. The increase in 1994 compared with 1993 is primarily due to higher investment levels. Finance income for External small-ticket financing programs increased 17.6 percent to $101.8 million in 1994 compared with $86.6 million in 1993, which was up 5.2 percent from 1992. The increase in 1994 as compared to 1993 is due to higher investment levels and the impact from the sale of $55 million of External small-ticket finance assets in 1994. Excluding the sale of finance assets, finance income for External small-ticket financing programs would have increased 7.4 percent in 1994. Revenue generated from mortgage servicing was $25.0 million in 1994 compared to $16.7 million in 1993. The increase is due to a larger mortgage servicing portfolio in 1994 and is consistent with the Company's strategy to grow fee-based programs.

During 1994, the Company sold operating lease assets which generated $45.7 million in revenue. The cost of such equipment sales was $43.0 million.

Selling, general and administrative (SG&A) expenses increased 14.2 percent to $113.5 million in 1994 compared with $99.3 million in 1993, which was up 10.3 percent from 1992. SG&A expenses for Internal small-ticket financing programs increased 2.3 percent to $54.1 million in 1994 compared to $52.9 million in 1993, which were
3.0 percent below 1992.   The increase in 1994 as compared to 1993
is principally due to higher personnel related costs. The decrease in 1993, from 1992, is primarily due to lower marketing fees paid to Pitney Bowes and cost savings related to organizational changes made to the Company's Vendor Investment Program (VIP) in January 1993. VIP, which provided sales-aid and funding source financing programs for non-affiliated vendors, was previously managed and reported as part of the Internal small-ticket financing programs. This operation was reorganized with funding source programs consolidated into the operations of the Company's External Financing Division and the sales-aid programs consolidated into the operations of Colonial Pacific Leasing Corporation. SG&A expenses for External large-ticket financing programs increased 8.2 percent to $13.8 million in 1994 compared with $12.8 million in 1993, which was down 3.7 percent from 1992. The increase in 1994 is due to higher personnel related costs and higher amortization of deferred initial direct costs. SG&A expenses for External small-ticket financing programs increased 37.4 percent to $35.4 million in 1994 compared with $25.7 million in 1993, which was up 32.8 percent from 1992. The increase in 1994 as compared to 1993, is primarily due to higher marketing fees paid to brokers and impacts of the sale of finance assets in 1994. Excluding the sale of finance assets, SG&A for External small-ticket financing programs would have increased
21.3 percent in 1994. The increase in 1993 was primarily due to higher marketing fees paid to brokers and higher amortization of deferred initial direct costs together with costs incurred in connection with the assets transferred from the Company's German affiliate, which is further discussed in the following paragraphs. SG&A expenses related to mortgage servicing were $10.2 million in 1994 compared to $7.9 million in 1993. The increase in SG&A expenses related to mortgage servicing are primarily due to a larger mortgage servicing portfolio in 1994.

The Company entered the operating lease business on a limited basis in 1990. Depreciation on operating leases was $11.6 million in 1994 and $8.8 million in 1993 reflecting a higher operating lease investment balance during 1994. Amortization of purchased mortgage servicing rights was $11.2 million in 1994 compared to $7.7 million in 1993. This increase is principally due to a larger mortgage servicing portfolio in 1994. In the fourth quarter of 1993, the Company completed a transaction whereby it contributed certain commercial aircraft, subject to direct finance leases, to a majority-owned partnership. Partnership fees incurred in connection with this transaction are amortized over the term of the transaction. Amortization of such fees was $3.7 million in 1994.

The provision for credit losses in 1994 decreased 20.1 percent to $56.1 million compared to $70.2 million for 1993, which was up 20.7 percent from 1992. The provision for credit losses for the Internal small-ticket financing programs increased 5.6 percent to $32.5 million in 1994 compared with $30.7 million in 1993. The increase is principally due to higher earning asset levels. The provision for credit losses for the External large-ticket financing programs was $1.5 million in 1994 compared with $4.5 million in 1993. The lower provision in 1994 results from the favorable loss experience in this portfolio. The provision for credit losses for the External small-ticket financing programs was $22.1 million in 1994 compared with $35.0 million in 1993. The decrease in 1994 is due to 1993 provisions totaling $14.4 million, recorded in connection with assets purchased from the Company's German affiliate, which is further discussed in the following paragraphs.

In December 1992, as part of the restructuring and reincorporation of its German affiliate, Adrema Leasing Corporation (Adrema), the Company purchased certain finance receivables and other assets from Adrema. In connection with these assets, Pitney Bowes and the Company (Companies) have completed their inquiry and evaluation, begun in 1993, of the assets and liabilities of the German leasing business. At this time, the Companies believe that sufficient reserves for credit losses are in place to provide for currently expected losses. As part of the orderly liquidation of assets from leasing non-Pitney Bowes products in Germany, Adrema continues to bill and collect accounts and repossess and remarket collateral where possible. These activities are expected to continue for the remainder of the lease terms.

The Companies are scrutinizing the circumstances surrounding the losses. German authorities have undertaken criminal proceedings with respect to the conduct of certain German lessees of non-Pitney Bowes products and, at the request of the Companies, with respect to the disposition of the Companies' German leasing business assets. These proceedings include the former general manager of the Companies' German leasing business and others involved in that business. The principals of one of the Companies' large German leasing accounts have been convicted of fraud against Adrema and others. The Companies are party to certain civil litigation and are continuing their evaluation of additional actions they can take against former management personnel of their German leasing business and others.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses and deferred investment tax credits plus the uncollected principal balance of receivables sold) was 2.12 percent at December 31, 1994, 2.44 percent at December 31, 1993 and 2.05 percent at December 31, 1992. PBCC charged $59.2 million, $51.1 million and $46.5 million against the allowance for credit losses in 1994, 1993 and 1992, respectively. These write-offs include $25.2 million in 1994 and $11.2 million in 1993 related to assets purchased from Adrema.

Interest expense was $151.2 million in 1994 compared with $137.4 million in 1993, an increase of 10.1 percent. The increase reflects higher short-term interest rates in 1994, together with higher average borrowings required to fund additional investment in earning assets. The effective interest rate on short-term average borrowings was 4.19 percent in 1994 compared to 3.05 percent in 1993. The Company does not match fund its financing investments and does not apply different interest rates to its various financing programs.

During the third quarter of 1994, the Company recorded a nonrecurring $3.3 million pretax credit resulting mainly from a $3.5 million credit to income due to changes made by the Company's parent, Pitney Bowes, related to certain postemployment benefits partly offset by charges related to Pitney Bowes' continued refinement of its strategic focus as outlined in Note 17 to the Company's consolidated financial statements.

Excluding ITC amortization, the effective tax rate for 1994 was
32.9 percent compared to 35.2 percent for 1993. The 1993 effective tax rate reflects the impacts of the Tax Act discussed in Events Impacting Comparability and the tax impact of a partnership lease transaction. These impacts effectively offset each other.

In the fourth quarter of 1994, the Company completed the purchase of a lease portfolio whereby it receives all rights to the value of the underlying equipment at lease termination. The transaction will have the effect of reducing the current period tax liabilities and associated effective tax rates over the portfolio life.

Excluding the retroactive impact of the Tax Act in 1993, income before effect of accounting changes increased 10.8 percent to $147.1 million in 1994 compared with $132.8 million in 1993, which was up 10.0 percent from 1992. The increase in 1994 is primarily attributable to higher investment levels and additional fee-based income in 1994, partly offset by lower lease rates on new business volume and higher short-term interest rates in 1994. Including the impact of the Tax Act in 1993, 1994 income before effect of accounting changes increased 19.1 percent.

The Company's ratio of earnings to fixed charges was 2.43 times for 1994 compared with 2.37 times for 1993 and 2.25 times for 1992.

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements (interest rate swaps) to control its sensitivity to interest rate volatility. PBCC's debt mix was 70 percent short-term and 30 percent long-term at December 31, 1994 and 66 percent short-term and 34 percent long-term at December 31, 1993. The Company utilizes interest rate swaps when it considers the economic benefits to be favorable. Interest rate swaps have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available without the interest rate swap. PBCC's swap-adjusted fixed rate versus variable rate debt mix was 59 percent variable rate and 41 percent fixed rate at December 31, 1994 and 58 percent variable rate and 42 percent fixed rate at December 31, 1993. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

In March 1994, the Company issued $200 million of 5.625 percent notes due in February 1997. In April 1994, the Company redeemed $100 million of 10.65 percent notes due in April 1999. The Company had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require the Company to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty exercised that option. In September 1994, the Company redeemed $100 million of 10.125 percent notes due in 1997.

The Company has $400 million available from a $500 million shelf registration statement filed with the Securities and Exchange Commission in October 1992. This should meet the Company's long-term financing needs for the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.63 billion at December 31, 1994, largely supporting commercial paper borrowings. In November 1994, the Company renegotiated its revolving credit facilities totaling $1.55 billion for five years, thereby reducing its annual costs by $1.2 million and reducing the size of its banking group by fifteen banks.

In January 1994, the Company sold approximately $88 million of assets with recourse in a privately-placed transaction with a third-party investor. These assets, representing finance receivables and other assets, were previously transferred in December 1992 from the Company's German affiliate, Adrema Leasing Corporation. This transaction had no material effect on the Company's results. Additionally, during 1994, the Company sold approximately $55 million of External small-ticket finance assets with recourse in a privately-placed transaction with a third-party investor. In 1993 and 1992, the Company sold approximately $26 million and $92 million, respectively, of finance assets in similarly structured transactions. The uncollected principal balance of receivables sold at December 31, 1994 and 1993 was $160 million and $168 million, respectively.

The proceeds from the sale of these assets were used to repay a portion of the Company's commercial paper borrowings. The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to control the growth of External large-ticket investments and debt levels.

Additional financing will continue to be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes and its subsidiaries, the level of External Division financing activity and the refinancing of maturing debt.

The Company's utilization of derivative instruments is currently limited to interest rate swap agreements (interest rate swaps) and foreign currency exchange forward contracts (foreign currency contracts). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is considered minimal. See Note 11 to the Company's consolidated financial statements for further information regarding derivative instruments.

As previously reported, the Company has made senior secured loans and commitments in connection with acquisition, leveraged buyout and recapitalization financings. At December 31, 1994, the Company had a total of $2.5 million of such senior secured loans and commitments outstanding compared to $13.9 million at December 31, 1993. In March 1994, the Company sold its $11.3 million senior secured loan with a company that had previously filed under Chapter 11 of the Federal Bankruptcy Code and recovered 100 percent of its carrying value. The Company has not participated in unsecured or subordinated debt financing in any highly leveraged transactions.

The Company's liquidity ratio (finance contracts receivable plus residuals expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .61 times and .66 times at December 31, 1994 and 1993, respectively. The decrease is principally due to higher short-term borrowing levels.

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

Item 8.       Financial statements and supplementary data
              -------------------------------------------




Report of Independent Accountants




To the Stockholder and Board of Directors of Pitney Bowes Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on pages 48 and 49 present fairly, in all material respects, the financial position of Pitney Bowes Credit Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 16 to the consolidated financial statements, the Company adopted a new accounting standard for postemployment benefits in 1994 and elected to adopt a new accounting standard for postretirement benefits other than pensions in 1992.





PRICE WATERHOUSE LLP
Stamford, Connecticut
January 31, 1995

Pitney Bowes Credit Corporation
Consolidated Statement of Income
(Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                   1994              1993             1992
Revenue
  Finance income                                                      $560,216          $513,454         $494,494
  Equipment sales                                                       45,747                 -                -
                                                                       -------           -------          -------
    Total revenue                                                      605,963           513,454          494,494
                                                                       -------           -------          -------
Expenses
  Selling, general and administrative                                  113,453            99,332           90,079
  Depreciation and amortization                                         26,497            16,545           13,936
  Cost of equipment sales                                               43,039                 -                -
  Provision for credit losses                                           56,133            70,245           58,181
  Interest                                                             151,239           137,372          146,594
  Nonrecurring items, net                                               (3,311)                -                -
                                                                       -------           -------          -------
    Total expenses                                                     387,050           323,494          308,790
                                                                       -------           -------          -------
Income before income taxes                                             218,913           189,960          185,704
Provision for income taxes                                              71,820            66,475           64,942
                                                                       -------           -------          -------
Income before effect of accounting
  changes                                                              147,093           123,485          120,762
Effect of accounting changes                                            (2,820)                -           (1,866)
                                                                       -------           -------          -------
Net income                                                            $144,273          $123,485         $118,896
                                                                       =======           =======          =======

Consolidated Statement of Retained Earnings
(Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                   1994              1993             1992

Retained earnings at beginning
 of year                                                              $583,340          $495,855         $407,959
Net income for the year                                                144,273           123,485          118,896
Dividends paid to Pitney Bowes Inc.                                    (42,000)          (36,000)         (31,000)
                                                                       -------           -------          -------
Retained earnings at end of year                                      $685,613          $583,340         $495,855
                                                                       =======           =======          =======


See notes to consolidated financial statements.

Pitney Bowes Credit Corporation
Consolidated Balance Sheet
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------------
December 31                                                                       1994                   1993
Assets

Cash                                                                       $    11,250            $     6,237
                                                                            ----------             ----------

Investments:
  Finance assets                                                             3,732,790              3,410,522
  Investment in leveraged leases                                               478,650                298,914
  Assets transferred from affiliate                                             30,033                 82,274
  Investment in operating leases, net of
    accumulated depreciation: 1994,
    $40,500; 1993, $33,181                                                      95,684                 63,899
  Allowance for credit losses                                                  (95,271)               (98,311)
                                                                            ----------             ----------
    Net investments                                                          4,241,886              3,757,298
                                                                            ----------             ----------

Other assets                                                                   198,701                167,927
                                                                            ----------             ----------
Total assets                                                               $ 4,451,837            $ 3,931,462
                                                                            ==========             ==========

Liabilities

Senior notes payable within one year                                       $ 2,075,591            $ 1,735,607
Accounts payable to affiliates                                                 153,360                162,914
Accounts payable and accrued liabilities                                       228,279                183,253
Deferred taxes                                                                 342,034                294,494
Senior notes payable after one year                                            745,500                775,295
Subordinated notes payable                                                     133,735                108,834
                                                                            ----------             ----------
  Total liabilities                                                          3,678,499              3,260,397
                                                                            ----------             ----------

Stockholder's Equity

Common stock                                                                    46,000                 46,000
Capital surplus                                                                 41,725                 41,725
Retained earnings                                                              685,613                583,340
                                                                            ----------             ----------
  Total stockholder's equity                                                   773,338                671,065
                                                                            ----------             ----------
Total liabilities and stockholder's equity                                 $ 4,451,837            $ 3,931,462
                                                                            ==========             ==========

See notes to consolidated financial statements.

Pitney Bowes Credit Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                     1994                   1993                   1992

Operating Activities
Net income                                                    $          144,273     $          123,485      $          118,896
Effect of accounting changes                                               2,820                      -                   1,866
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Provision for credit losses                                           56,133                 70,245                  58,181
    Depreciation and amortization                                         26,497                 16,545                  13,936
    Cost of equipment sales                                               43,039                      -                       -
    Increase in deferred taxes                                            49,420                 40,406                  37,008
    (Decrease) increase in accounts
     payable to affiliates                                                (9,554)                54,018                  15,738
    Increase (decrease) in accounts
     payable and accrued liabilities                                      40,326                 65,266                 (10,188)
    (Decrease) increase in assets
     transferred from affiliate                                          (61,255)                23,114                       -
    Other, net                                                            (4,639)               (37,723)                (10,500)
                                                                      ----------             ----------              ----------
      Net cash provided by operating
        activities                                                       287,060                355,356                 224,937
                                                                      ----------             ----------              ----------
Investing Activities

Investment in net finance
  assets                                                              (1,217,728)            (1,041,985)             (1,015,498)
Investment in leveraged leases                                          (174,622)               (15,505)                (68,705)
Investment in operating leases                                           (85,435)               (26,661)                 (4,537)
Cash receipts collected under
  lease contracts net of finance
  income recognized                                                      944,274                740,183                 794,061
Investment in mortgage servicing
  rights                                                                 (27,003)               (14,218)                (14,716)
Investment in affiliate                                                   (2,160)                     -                       -
Purchase of Atlantic Mortgage &
  Investment Corporation
  represented by:
    Purchased mortgage servicing
      rights acquired                                                          -                      -                 (18,522)
    Liabilities and debt assumed                                               -                      -                  20,115
    Other assets acquired, net of
      $2.7 million of cash acquired                                            -                      -                 (14,531)
Loans and advances to affiliated
  companies, net                                                          (8,462)               (24,165)                 (7,343)
Additions to equipment and
  leasehold improvements                                                  (4,001)                (1,747)                 (2,657)
                                                                      ----------             ----------              ----------
     Net cash used in investment
       activities                                                       (575,137)              (384,098)               (332,333)
                                                                      ----------             ----------              ----------

Pitney Bowes Credit Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                      1994                  1993                1992

Financing Activities
Increase in short-term debt                                               311,405              262,310              111,602
Short-term loans from Pitney Bowes Inc.                                         -                    -               31,025
Proceeds from issuance of senior
  notes payable after one year                                            200,000                    -               75,000
Proceeds from issuance of
  subordinated debt                                                        24,901               22,810               11,957
Settlement of long-term debt                                             (201,216)             (84,315)            (104,918)
Settlement of note payable to
  affiliate                                                                     -             (105,388)                   -
Settlement of short-term loan from
  Pitney Bowes Inc.                                                             -              (31,025)                   -
Payments to settle subordinated debt                                            -                 (710)                (710)
Capital contribution from Pitney Bowes
  Inc.                                                                          -                2,442                3,328
Dividends paid to Pitney Bowes Inc.                                       (42,000)             (36,000)             (31,000)
                                                                       ----------            ---------            ---------
     Net cash provided by financing
       activities                                                         293,090               30,124               96,284
                                                                       ----------            ---------            ---------
Increase (decrease) in cash                                                 5,013                1,382              (11,112)
Cash at beginning of year                                                   6,237                4,855               15,967
                                                                       ----------            ---------            ---------
Cash at end of year                                                   $    11,250           $    6,237           $    4,855
                                                                       ==========            =========            =========

Interest paid                                                         $   164,181           $  143,031           $  145,899
                                                                       ==========            =========            =========

Income taxes (refunded) paid, net                                     $    (9,900)          $  (11,680)          $   34,709
                                                                       ==========            =========            =========



See notes to consolidated financial statements.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 1. - Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of Pitney Bowes Credit Corporation and all of its subsidiaries (the Company or PBCC). All significant intercompany transactions have been eliminated.

Basis of accounting for financing transactions: At the time a finance transaction is consummated, the Company records on its balance sheet the total receivable, unearned income and the estimated residual value of leased equipment. Unearned income represents the excess of the total receivable plus the estimated residual value and deferred investment tax credits over the cost of equipment or contract acquired. Unearned income is recognized as finance income under the interest method over the term of the transaction. Initial direct costs incurred in consummating transactions, including fees paid to Pitney Bowes Inc. (Pitney Bowes or PBI), are accounted for as part of the investment in a direct financing lease and amortized to income using the interest method over the term of the lease.

The Company has, from time-to-time, sold selected finance assets. The Company follows Statement of Financial Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse", when accounting for its sale of finance assets. The difference between the sale price and the net receivable, exclusive of residuals, is recognized as a gain or loss.

Allowance for credit losses: The Company evaluates the collectibility of its net investment in finance assets based upon its loss experience and assessment of prospective risk, and does so through ongoing reviews of its exposures to net asset impairment. The Company adjusts the carrying value of its net investment in finance assets to the estimated collectible amount through adjustments to the allowance for credit losses. Losses are charged against the allowance for credit losses. For further information see Note 7 - Allowance for Credit Losses.

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

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Investment in operating leases: Equipment under operating leases is depreciated over the initial term of the lease to its estimated residual value. Rental revenue is recognized on a straight-line basis over the related lease term.

Purchased mortgage servicing rights: Purchased mortgage servicing rights are recorded at the lower of cost or the present value of the estimated future net servicing income and are being amortized in proportion to, and over the period of, estimated net servicing income. The Company employs the aggregate, discounted method to evaluate the recoverability of the cost of the purchased mortgage servicing rights. The portfolio is reevaluated periodically for further amortization due to actual and anticipated prepayment, foreclosure, delinquency and cost experience. This evaluation is made at an aggregate level by discounting the projected net future income stream using market discount rates. Upon reevaluation, adjustments are made if the portfolio is deemed impaired.

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

Note 3. - Finance Assets

The composition of the Company's finance assets is as follows:
December 31                                                  1994                 1993
                                                       ----------           ----------
Gross finance receivables                             $ 4,393,826          $ 4,086,739
Unguaranteed residual valuation                           573,892              497,080
Initial direct cost deferred                               76,322               67,802
Unearned income                                        (1,310,812)          (1,240,090)
Investment tax credits deferred                              (438)              (1,009)
                                                       ----------           ----------
  Finance assets                                      $ 3,732,790          $ 3,410,522
                                                       ==========           ==========

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Gross finance receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from 36 to 180 months. In addition, gross finance receivables for the Company's External large-ticket programs include commercial jet aircraft transactions with lease terms up to 25 years and other non-commercial jet aircraft transactions with lease terms ranging from two to 12 years. The balance due at December 31, 1994, including estimated residual value realizable at the end of the lease term, is payable as follows:

                                                 Gross Finance Assets
                    ---------------------------------------------------------------------------------
                      Internal                External                External
                    small-ticket            large-ticket            small-ticket
                      programs                programs                programs                Total
                    ------------            ------------            ------------            ---------
1995                  $  631,304              $  328,048                $312,398           $1,271,750
1996                     492,444                 265,549                 211,781              969,774
1997                     339,400                 222,674                 129,260              691,334
1998                     187,122                 207,288                  66,142              460,552
1999                      44,303                 198,374                  25,689              268,366
Thereafter                 3,317               1,301,206                   1,419            1,305,942
                       ---------               ---------                 -------            ---------
Total                 $1,697,890              $2,523,139                $746,689           $4,967,718
                       =========               =========                 =======            =========

Net equipment financed for Pitney Bowes and its subsidiaries' products were $551.8 million, $533.2 million, and $447.7 million in 1994, 1993, and 1992, respectively.

During 1994, the Company sold approximately $55 million of External small-ticket finance assets with recourse in a privately-placed transaction with a third-party investor. In 1993 and 1992, the Company sold approximately $26 million and $92 million, respectively of finance assets in similarly structured transactions. The uncollected principal balance of receivables sold at December 31, 1994 and 1993 was $160 million and $168 million, respectively. In addition, the Company has sold receivables while retaining residual value exposure of $18.9 million. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. Conversely, these contracts are supported by the underlying equipment value and creditworthiness of customers. As part of the review of its exposure to risk, the Company believes adequate provisions have been made for sold receivables which may be uncollectible.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

As of December 31, 1994, $579.1 million (15.5 percent) of the
Company's finance assets and $901.8 million (18.2 percent) of the Company's gross finance assets were related to aircraft leased to commercial airlines. The Company considers its credit risk for these leases to be minimal since all commercial aircraft lessees are making payments in accordance with lease agreements. The Company believes any potential exposure in commercial aircraft investment is mitigated by the value of the collateral as the Company retains a security interest in the leased aircraft.

Note 4. - Net Investment in Leveraged Leases

The Company's net investment in leveraged leases is composed of the following elements:
December 31                                                                      1994                  1993
                                                                             --------              --------
Net rents receivable                                                        $ 476,369             $ 182,389
Unguaranteed residual valuation                                               550,516               422,483
Unearned income                                                              (548,235)             (305,958)
                                                                             --------              --------
Investment in leveraged leases                                                478,650               298,914
Deferred taxes arising from
 leveraged leases (1)                                                        (165,341)             (110,959)
                                                                             --------              --------
Net investment in leveraged leases                                          $ 313,309             $ 187,955
                                                                             ========              ========
(1) Includes amounts reclassed to subordinated debt.

Following is a summary of the components of income from leveraged leases:
December 31                                                 1994            1993            1992
                                                          ------          ------          ------
Pretax leveraged lease income                            $ 6,606         $ 3,795         $ 3,278
Income tax benefit                                         5,091           5,376           5,491
                                                          ------          ------          ------
Income from leveraged leases                             $11,697         $ 9,171         $ 8,769
                                                          ======          ======          ======

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

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Leveraged lease investments totaling $234.4 million are related to commercial real estate facilities, with original lease terms ranging from 17 to 25 years. Also included are nine aircraft transactions with major commercial airlines, with a total investment of $227.4 million and with original lease terms ranging from 22 to 25 years and one transaction involving locomotives with a total investment of $16.8 million with an original lease term of 38 years.

Note 5. - Transfer of Assets from Affiliate

In December 1992, as part of the restructuring and reincorporation of its German affiliate, Adrema Leasing Corporation (Adrema), the Company purchased certain finance receivables and other assets from Adrema.
In connection with these assets, Pitney Bowes Inc. and the Company (Companies) have completed their inquiry and evaluation, begun in 1993, of the assets and liabilities of the German leasing business.
At this time, the Companies believe that sufficient reserves for credit losses are in place to provide for currently expected losses. As part of the orderly liquidation of assets from leasing non-Pitney Bowes products in Germany, Adrema continues to bill and collect accounts and repossess and remarket collateral where possible. These activities are expected to continue for the remainder of the lease terms.

The Companies are scrutinizing the circumstances surrounding the losses. German authorities have undertaken criminal proceedings with respect to the conduct of certain German lessees of non-Pitney Bowes products and, at the request of the Companies, with respect to the disposition of the Companies' German leasing business assets. These proceedings include the former general manager of the Companies' German leasing business and others involved in that business. The principals of one of the Companies' large German leasing accounts have been convicted of fraud against Adrema and others. The Companies are party to certain civil litigation and are continuing their evaluation of additional actions they can take against former management personnel of their German leasing business and others.

Note 6. - Investment in Operating Leases, Net

The Company is the lessor of various types of equipment under operating leases including data processing, transportation and production equipment.

Minimum future rental payments to be received in each of the next five years under noncancelable operating leases are $15.5 million in 1995, $14.3 million in 1996, $13.2 million in 1997, $11.4 million in 1998,
$9.8 million in 1999 and $30.3 million in later years.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 7. - Allowance for Credit Losses

The following is a summary of the allowance for credit losses, substantially all of which relates to lease financing:
                                                                     1994               1993            1992
                                                                   ------             ------          ------
Balance at beginning of period                                    $98,311            $79,177         $67,515
                                                                   ------             ------          ------
Additions charged to operations                                    56,133             70,245          58,181
                                                                   ------             ------          ------
Amounts written-off:
  Internal small-ticket programs                                   20,177             24,255          28,712
  External large-ticket programs                                      668                724           1,594
  External small-ticket programs                                   38,328             26,132          16,213
                                                                   ------             ------          ------
       Total write-offs                                            59,173             51,111          46,519
                                                                   ------             ------          ------
Balance at end of period                                          $95,271            $98,311         $79,177
                                                                   ======             ======          ======

The decrease in the amount of additions charged to operations in 1994 compared to 1993 results from additional provisions for losses totaling $14.4 million recorded in the second quarter of 1993 relating to assets purchased from the Company's German affiliate, Adrema
Leasing Corporation.

Write-offs related to assets purchased from Adrema totaled $25.2 million in 1994 and $11.2 million in 1993. Excluding the impact of the write-offs related to assets purchased from Adrema, the lower level of write-offs is due to continued strong collection and asset management efforts and an improved economy.

In establishing the provision for credit losses, the Company utilizes an asset based percentage. This percentage varies depending on the nature of the asset, recent historical experience, vendor recourse, management judgement, and for large-ticket external transactions, the credit ratings assigned by Moody's and Standard & Poor's. In evaluating the adequacy of reserves, estimates of expected losses, again by nature of the asset, are utilized. While historical experience is the principal factor in determining loss percentages, adjustments will also be made for current economic conditions, deviations from historical aging patterns, seasonal write-off patterns and levels of non-earning assets. If the resulting evaluation of expected losses differs from the actual aggregate reserve, adjustments are made to the reserve.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

For transactions in the Internal small-ticket programs, the Company discontinues income recognition for finance receivables past due over 120 days. The Company has utilized this period because historically internal collection efforts have continued for this time period. In large-ticket External financing, income recognition is discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. In small-ticket External financing, income recognition is discontinued when accounts are past due over 90 days.

Finance receivables are written-off to the allowance for credit losses after collection efforts are exhausted and the account is deemed uncollectible. For Internal and External small-ticket transactions, this usually occurs near the point in time when the transaction is placed in a non-earning status. For large-ticket External transactions, write-offs are normally made after efforts are made to repossess the underlying collateral, the repossessed collateral is sold, and efforts to recover remaining balances are exhausted. On large-ticket External transactions, periodic adjustments also may be made and/or a cost recovery approach for cash proceeds utilized to reduce the face value to an estimated present value of future expected recovery. All write-offs and adjustments are recorded on a transaction by transaction basis.

Resumption of income recognition on Internal and External small-ticket non-earning accounts occurs when payments are reduced to 60 days or less past due. On large-ticket External transactions, resumption of income recognition occurs after the Company has had sufficient experience on resumption of payments and is satisfied that such payments will continue in accordance with the original or restructured contract terms.

The carrying values of non-performing, restructured and troubled finance assets are outlined below. There are no leveraged leases falling under these categories.


Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)
December 31                                                           1994               1993                1992
                                                                    ------             ------              ------
Non-performing (non-accrual) transactions
-----------------------------------------
  Internal small-ticket programs                                   $10,148            $ 6,107             $ 6,567
  External large-ticket programs                                     1,998              1,934              11,102
  External small-ticket programs                                     9,240             24,371               9,274
                                                                    ------             ------              ------
  Total                                                            $21,386            $32,412             $26,943
                                                                    ======             ======              ======
Restructured transactions
-------------------------
  Internal small-ticket programs                                   $     -            $     -             $     -
  External large-ticket programs                                     2,642              5,869               9,942
  External small-ticket programs                                         -                  -                   -
                                                                    ------             ------              ------
  Total                                                            $ 2,642            $ 5,869             $ 9,942
                                                                    ======             ======              ======

Troubled (potential problem) transactions
-----------------------------------------
  Internal small-ticket programs                                   $     -            $     -             $     -
  External large-ticket programs                                     6,991              8,129               6,110
  External small-ticket programs                                         -              8,819                   -
                                                                    ------             ------              ------
  Total                                                            $ 6,991            $16,948             $ 6,110
                                                                    ======             ======              ======

The decrease in non-performing and troubled transactions in 1994 relates to write-offs in 1994 associated with the assets purchased from Adrema in December 1992, which is further discussed in Note 5 - Transfer of Assets from Affiliate.

For non-performing (non-accrual) transactions, the amount of finance income that would have been recorded in 1994 if the transactions had been current in accordance with their original contract terms was $2.9 million.

Historically, the Company has not allocated a specific amount of credit loss reserve to non-performing and troubled transactions. This is due to the historically low level of write-offs in the large-ticket external segment and the limited number of transactions with material credit loss exposure in other areas. As stated above, the Company evaluates its aggregate reserve position in comparison to estimates of aggregate expected losses. However, for non-performing large-ticket external transactions, the Company has adjusted the face value of these receivables through the following adjustments:

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)
December 31                                                 1994              1993               1992
                                                          ------            ------             ------
Face value of receivables                                $ 4,512           $ 2,862            $13,353
Cash collections applied
  to principal                                            (2,087)             (501)            (1,824)
Write-offs to allowance for
  credit losses                                             (427)             (427)              (427)
                                                          ------            ------             ------
Carrying value                                           $ 1,998           $ 1,934            $11,102
                                                          ======            ======             ======

Note 8. - Other Assets
December 31                                                                    1994                   1993
                                                                            -------                -------
Purchased mortgage servicing rights, net of
 accumulated amortization: 1994, $29,635;
 1993, $18,381                                                             $ 58,317               $ 41,313
Loans and advances to affiliated companies                                   45,367                 34,776
Mortgage receivables                                                         12,085                 19,566
Deferred partnership fees                                                    11,429                 13,388
Net equipment and leasehold improvements,
 net of accumulated depreciation:
 1994, $13,233; 1993, $11,012                                                 8,930                  7,751
Investment securities                                                         3,490                  4,550
Deferred debt placement fees                                                  3,364                  3,803
Interest discount on commercial paper                                         7,408                  3,319
Prepaid expenses and other assets                                            44,629                 35,392
Goodwill, net of accumulated amortization:
 1994, $969; 1993, $581                                                       3,682                  4,069
                                                                            -------                -------
Total other assets                                                         $198,701               $167,927
                                                                            =======                =======

Amortization of purchased mortgage servicing rights for the years 1994, 1993 and 1992 were $11.2 million, $7.7 million and $1.9 million, respectively.

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

Note 9. - Accounts Payable and Accrued Liabilities
December 31                                                                             1994                  1993
                                                                                     -------               -------
Accounts payable                                                                    $102,228              $ 41,958
Accrued interest payable                                                              31,030                23,472
Sales and use, property and sundry taxes                                              11,665                 8,696
Advances and deposits from customers                                                  32,981                31,147
Accrued salary and benefits payable                                                    6,672                 6,232
Minority interest in partnership                                                       8,804                20,758
Other liabilities                                                                     34,899                50,990
                                                                                     -------               -------
Total accounts payable and accrued liabilities                                      $228,279              $183,253
                                                                                     =======               =======

The increase in accounts payable is principally due to $51.4 million of additional investment payable in the first quarter of 1995, in connection with certain financing transactions completed in 1994.

Note 10. - Notes Payable

Short-term notes payable at December 31, 1994 and 1993 totaled $2.1 billion and $1.7 billion, respectively. These notes were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below the prevailing prime rate.

At year-end 1994, the Company had unused lines of credit and revolving credit facilities totaling $1.63 billion largely supporting commercial paper borrowings. The Company recorded fees of $2.2 million, $2.5 million and $1.8 million in 1994, 1993 and 1992 to maintain its lines of credit.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

The composition of the Company's notes payable is as follows:
December 31                                                                           1994                  1993
                                                                                 ---------             ---------
Senior Notes Payable

Commercial paper at a weighted average interest
  rate of 5.84% (3.27% in 1993)                                                 $1,865,110            $1,574,999
Notes payable against bank lines of credit and
 others at a weighted average interest rate
 of 3.63% (2.13% in 1993)                                                          180,981               159,687
Current installment of long-term debt due within
 one year at interest rates of 6.56% to 10.50%                                      29,500                   921
                                                                                 ---------             ---------

Total senior notes payable within one year                                       2,075,591             1,735,607

Senior notes payable after one year at interest
  rates of 5.625% to 10.65% through 2009                                           745,500               775,295
                                                                                 ---------             ---------

Total senior notes payable                                                      $2,821,091            $2,510,902
                                                                                 =========             =========

Subordinated Notes Payable

Non-interest bearing notes due
 Pitney Bowes                                                                   $  132,995            $  108,094
12.75% note due in 1995                                                                740                   740
                                                                                 ---------             ---------
Total subordinated notes payable                                                $  133,735            $  108,834
                                                                                 =========             =========

Senior and subordinated notes payable at December 31, 1994 mature as follows: $2,076.3 million in 1995, $245.5 million in 1997, and $633.0 million beyond 1999.

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

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

In March 1994, the Company issued $200 million of 5.625 percent notes due in February 1997. In April 1994, the Company redeemed $100 million of 10.65 percent notes due in April 1999. The Company had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require the Company to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty exercised that option. In September 1994, the Company redeemed $100 million of 10.125 percent notes due in 1997.

The Company has $400 million available from a $500 million shelf registration statement filed with the Securities and Exchange
Commission in October 1992. This should meet the Company's long-term financing needs for the next two years.

In 1994 and 1993, the Company issued $24.9 million and $22.8 million, respectively, of non-interest bearing subordinated notes to Pitney Bowes in exchange for funds equal to tax losses generated by the Company and utilized by Pitney Bowes in the 1993 and 1992 consolidated tax returns. Any non-interest bearing subordinated notes payable to Pitney Bowes mature after all senior notes now outstanding and executed hereafter are paid.

Note 11. - Derivative Instruments

The Company's utilization of derivative instruments is currently limited to interest rate swap agreements (interest rate swaps) and foreign currency exchange forward contracts (foreign currency contracts). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is considered minimal.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

The aggregate amount of interest rate swaps categorized by type, and the related weighted average interest rate paid and received assuming current market conditions is reflected below:
                                                                                          Weighted Average
Major Type                                                    Total                        Interest Rates
of Interest           Hedged                                 Notional                 ------------------------
Rate Swap             Liability                               Amount                  Fixed           Variable(A)
-----------           ---------                              --------                 -----           --------
Pay Fixed             Commercial Paper                       $415,700                9.34%               5.93%

Pay Fixed             Transfer of Receivables
                      with Recourse                            25,000                7.76%               6.04%

Pay Variable          Senior Notes Payable
                      with original maturity
                      greater than one year                    14,000                8.42%               6.31%
                                                              -------                ----                ----
Total                                                        $454,700                9.23%               5.94%
                                                              =======                ====                ====

(A) The variable rate is indexed from the 30 day Fed AA composite commercial paper rate. The Fed AA composite rate at December 31, 1994 was used to calculate the weighted average interest rate.

The aggregate notional amount of interest rate swaps categorized by annual maturity is reflected below:

                                                                      Annual Maturity
                                                ----------------------------------------------------------
                                                Pay Fixed              Pay Variable                 Total
                                                ---------              ------------               --------
1995                                             $135,000                   $     -               $135,000
1996                                                5,700                         -                  5,700
1997                                              100,000                    14,000                114,000
1998                                                    -                         -                      -
1999                                              100,000                         -                100,000
Thereafter                                        100,000                         -                100,000
                                                  -------                    ------                -------
  Total                                          $440,700                   $14,000               $454,700
                                                  =======                    ======                =======

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

The following is a reconciliation of interest rate swap activity by major type of swap:
                                                Pay Fixed              Pay Variable                 Total
                                                ---------              ------------              ---------
Balance December 31, 1992                        $475,700                 $ 100,000              $ 575,700
New contracts                                     100,000                         -                100,000
Expired contracts                                 (55,000)                        -                (55,000)
                                                  -------                  --------               --------
Balance December 31, 1993                         520,700                   100,000                620,700
New contracts                                           -                    14,000                 14,000
Expired contracts                                 (80,000)                 (100,000)              (180,000)
                                                  -------                  --------               --------
Balance December 31, 1994                        $440,700                 $  14,000              $ 454,700
                                                  =======                  ========               ========

Interest rate swaps are used in the majority of circumstances to convert variable rate commercial paper interest payments to fixed rate interest payments. The impact of interest rate swaps on interest expense and the weighted average borrowing rate is as follows:

                                                                     1994                1993               1992
                                                                  -------             -------            -------
Impact of interest rate swaps
 on interest expense                                              $13,930             $12,650            $10,221
Weighted average borrowing rate
 excluding interest rate swaps                                      5.44%               5.07%              5.65%
Weighted average borrowing rate
 including interest rate swaps                                      6.01%               5.60%              6.08%

The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain sales of receivables with recourse of foreign currency denominated lease receivables.

The following summarizes the contractual amounts of the Company's foreign currency contracts as of December 31, 1994:

     Hedged                                  Currency                      Maturity                       Contract
   Transaction                                 Sold                          Date                          Amount
------------------                         -------------                 -------------                    --------
Intercompany Loans                         British Pound                 January, 1995                     $20,600
Intercompany Loans                         French Franc                  January, 1995                         900
Intercompany Loans                         U.S. Dollar                   January, 1995                         700
Transfer of receivables
 with recourse                             U.S. Dollar                   January, 1997                      22,000

Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of the fair market values.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

There were no deferred gains or losses relating to terminated interest rate swaps or foreign currency contracts at December 31, 1994 and 1993. The fair value of interest rate swaps and foreign currency contracts is disclosed in Note 13 - Fair Value of Financial Instruments.

Note 12. - Stockholder's Equity

The following is a reconciliation of stockholder's equity:
                                                                                                     Total
                                                Common         Capital          Retained         Stockholder's
                                                Stock          Surplus          Earnings             Equity
                                               -------         -------          --------         -------------
Balance December 31, 1991                      $46,000         $35,955          $407,959              $489,914
Net income - 1992                                                                118,896               118,896
Dividends paid to PBI                                                            (31,000)              (31,000)
Capital contribution from PBI                                    3,328                                   3,328
                                                ------          ------           -------               -------
Balance December 31, 1992                       46,000          39,283           495,855               581,138
Net income - 1993                                                                123,485               123,485
Dividends paid to PBI                                                            (36,000)              (36,000)
Capital contribution from PBI                                    2,442                                   2,442
                                                ------          ------           -------               -------
Balance December 31, 1993                       46,000          41,725           583,340               671,065
Net income - 1994                                                                144,273               144,273
Dividends paid to PBI                                                            (42,000)              (42,000)
                                                ------          ------           -------               -------
Balance December 31, 1994                      $46,000         $41,725          $685,613              $773,338
                                                ======          ======           =======               =======

At December 31, 1994, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at December 31, 1994 and 1993. All of the Company's stock is owned by Pitney Bowes.

Contributions to capital surplus from PBI for 1992 and 1993 were made in connection with investments in real estate financing projects. When the Company entered into real estate lease financing, PBI agreed to make capital contributions up to a maximum of $15.0 million to provide a portion of the financing for such transactions, of which $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue with capital contributions. There were no capital contributions made in 1994.

Note 13. - Fair Value of Financial Instruments

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

Interest rate swaps and foreign currency contracts. The fair values of interest rate swaps and foreign currency contracts are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates, the creditworthiness of the counterparties and current foreign currency exchange rates.

Transfers of receivables with recourse. The fair value of the recourse liability represents the estimate of expected future losses. The Company periodically evaluates the adequacy of reserves and estimates of expected losses, if the resulting evaluation of expected losses differs from the actual reserve, adjustments are made to the reserve.

Financial guarantee contracts. The Company has provided standby guarantees for its foreign affiliates under a $250 million European commercial paper program and in connection with receivable transfers with recourse. The Company also has recourse obligations in connection with certain mortgages it services. Aggregate exposure under the guarantees at December 31, 1994 and 1993 was $74 million and $191 million, respectively. The fair value of the European Commercial Paper program is based on the cost to the Company for obtaining a letter of credit to support performance under the guarantee. The fair value of the guarantees under the receivable transfers with recourse and the recourse obligations on certain mortgages serviced represents the estimate of expected future losses. In certain instances, reserves established in connection with these receivable transfers have been established on the affiliated companies financial statements approximately equal to the fair value disclosures presented on the following page.

Residual and conditional commitment guarantee contracts. The fair value of residual and conditional commitment guarantee contracts is based on the projected fair market value of the collateral as compared to the guaranteed amount plus a commitment fee generally required by the counterparty to assume the guarantee.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Commitments to extend credit. The fair value of commitments to extend credit is estimated by comparing current market conditions taking into account the remaining terms of existing agreements and the creditworthiness of the counterparties.

The estimated fair value of the Company's financial instruments is as follows:
December 31                          1994                     1993
                             ---------------------    ---------------------
                             Carrying         Fair    Carrying         Fair
                                Value(1)     Value       Value(1)     Value
                             --------     --------    --------     --------
Investment securities       $   3,490    $   3,553   $   4,550    $   4,668
Loans receivable (2)          265,795      268,342     206,630      213,509
Senior notes payable with
  original maturities
  greater than one year      (788,819)    (782,453)   (795,727)    (880,397)
Interest rate swaps            (2,822)     (15,948)    (13,781)     (64,846)
Foreign currency contracts          -        1,120           -        2,247
Transfers of receivables
  with recourse               (27,056)     (27,056)     (6,060)      (6,060)
Financial guarantee
  contracts                    (4,206)      (4,341)    (23,342)     (25,011)
Residual and conditional
  commitment guarantee
  contracts                    (2,729)      (2,657)     (2,679)      (2,687)
Commitments to extend credit        -         (450)          -       (2,003)

(1) Carrying value includes accrued interest and deferred fee income, where applicable.

(2) Carrying value for loans receivable and other debt financing is net of applicable allowance for credit losses.

Note 14. - Taxes on Income

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

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Income before income taxes and the provision for income taxes were as follows:
Years ended December 31                                 1994                  1993                 1992
                                                     -------               -------              -------
Income before income taxes                          $218,913              $189,960             $185,704
                                                     =======               =======              =======

Provisions for income taxes:
  Federal:
    Current                                         $(29,325)             $  5,424             $ 12,809
    Deferred                                          86,169                47,141               38,415
                                                     -------               -------              -------
       Total Federal                                  56,844                52,565               51,224
                                                     -------               -------              -------
  State and Local:
    Current                                           (4,215)                3,605                1,522
    Deferred                                          19,191                10,305               12,196
                                                     -------               -------              -------
       Total state and local                          14,976                13,910               13,718
                                                     -------               -------              -------
Total                                               $ 71,820              $ 66,475             $ 64,942
                                                     =======               =======              =======

Deferred tax liabilities and (assets):
December 31                                            1994                  1993                  1992
                                                   --------               -------               -------
Deferred tax liabilities:
  Lease revenue and related
   depreciation                                    $400,468              $359,013              $338,972
                                                    -------               -------               -------
Deferred tax assets:
  Alternative minimum tax (AMT)
   credit carryforwards                             (58,434)              (64,519)              (84,884)
                                                    -------               -------               -------
Total                                              $342,034              $294,494              $254,088
                                                    =======               =======               =======

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

In 1993, the Company completed a transaction whereby it contributed certain commercial aircraft, subject to direct finance leases, to a majority owned partnership. The partnership transaction had the effect of reducing the Company's obligation for previously accrued deferred taxes. The reduction in deferred taxes was recognized as a reduction in 1993 income tax expense.

Also in 1993, the Company recorded additional tax expense as a result of the Omnibus Budget Reconciliation Act of 1993, which increased U.S. corporate income tax rates from 34 percent to 35 percent.

In the fourth quarter of 1994, the Company completed the purchase of a lease portfolio whereby it receives all rights to the value of the underlying equipment at lease termination. The transaction will have the effect of reducing the current period tax liabilities and associated effective tax rates over the portfolio life.

A reconciliation of the U.S. federal statutory rate to the Company's effective income tax rate follows:
Percent of Pretax Income                                        1994                 1993                   1992
                                                               -----                -----                  -----
U.S. Federal statutory rate                                     35.0%                35.0%                  34.0%
State and local income taxes                                     4.4                  4.8                    4.9
Rate adjustment for deferred taxes                                 -                  4.9                      -
Partnership tax benefits                                        (1.6)                (6.1)                     -
Tax-exempt foreign trade income                                 (3.0)                (3.9)                  (3.3)
Tax-exempt finance income                                        (.3)                 (.3)                   (.5)
Residual portfolio acquisition                                   (.4)                   -                      -
Other                                                           (1.3)                  .6                    (.1)
                                                                ----                 ----                   ----
Effective income tax rate                                       32.8%                35.0%                  35.0%
                                                                ====                 ====                   ====

Note 15. - Retirement Plan

The Company participates in the Pitney Bowes retirement plan which covers substantially all PBCC employees. Colonial Pacific Leasing Corporation employees are covered under a separate plan. The assets of these plans fully fund vested benefits. Pitney Bowes' plan assumptions were 8.75 percent in 1994 and 7.50 percent in 1993 for the discount rate, 5.75 percent in 1994 and 5.00 percent in 1993 for the expected rate of increase in future compensation levels and 9.50 percent in 1994 and 1993 for the expected long-term rate of return on plan assets. The Company's pension expense was $1.6 million in 1994, $1.4 million in 1993 and $1.0 million in 1992.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 16. - Nonpension Postretirement and Postemployment Benefits

The Company participates in the Pitney Bowes nonpension postretirement benefit plan which provides certain health care and life insurance benefits to eligible retirees and their dependents. In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). This statement requires that the cost of these benefits be recognized over the period the employee provides credited service to the Company rather than recognized on a cash basis, when incurred.

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

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefits be recognized on the accrual basis of accounting. The effect of adopting FAS 112 was a one-time non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes).

Note 17. - Nonrecurring Items, Net

In 1994, a net nonrecurring credit of $3.3 million resulted from a $3.5 million credit to income for changes made to certain postemployment benefits and Pitney Bowes' decision to undertake certain strategic actions which resulted in the Company's establishment of a $.2 million reserve.

Since the first quarter of 1994, the Company's parent Pitney Bowes, as part of its employee work-life initiatives, has actively sought employee input regarding benefits and it was concluded that employees prefer benefits more closely related to their changing work-life needs. As a result, in the third quarter of 1994, Pitney Bowes significantly reduced or eliminated certain postemployment benefits, specifically service-related company-subsidized life insurance, salary continuance and medical benefits, resulting in an after-tax credit to income of $2.1 million (net of approximately $1.4 million of income taxes).

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 18. - Legal Proceedings

The Company is a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial position or results of operations.

Pitney Bowes has been advised that the Antitrust Division of the United States Department of Justice is conducting a civil investigation of its postage equipment business (including subsidiaries) to determine whether there is, has been, or may be a violation of the surviving provisions of the 1959 consent decree between Pitney Bowes and the U.S. Department of Justice, and or the antitrust laws. The Company intends to cooperate with the Department's investigation.

Note 19. - Commitments and Contingent Liabilities

The Company is the lessee under noncancelable operating leases for office space and automobiles. Future minimum lease payments under these leases are as follows: $4.7 million in 1995, $4.3 million in 1996, $3.7
million in 1997,   $3.4 million in 1998, $2.6 million in 1999, and $6.3
million thereafter.

Rental expense under operating leases was $4.4 million, $4.7 million and $4.5 million in 1994, 1993 and 1992, respectively.

At December 31, 1994, the Company had unfunded commitments of $3.0 million to extend credit to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount and type of collateral obtained, if deemed necessary by the Company, is based on management's credit assessment of the customer. The maximum risk of loss arises from the possible non-performance of the customer to meet the terms of the credit agreement. As part of the Company's review of its exposure to risk, adequate provisions are made for finance assets which may be uncollectible. The Company has also entered into agreements with another leasing company to guarantee a portion of the leasing company's residual position in lease contracts. In consideration for these guarantees, the Company received a fee. The aggregate exposure under these guarantees is $22.3 million.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 20. - Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 1994 and 1993 follows:
                                                                              Three Months Ended
                                                        ----------------------------------------------------------------
1994                                                    March 31            June 30            Sept. 30          Dec. 31
----                                                    --------           --------            --------         --------
Total revenue                                           $130,186           $162,041            $147,984         $165,752
                                                         -------            -------             -------          -------
Expenses:
Interest                                                  33,324             36,806              39,825           41,284
Selling, general and
 administrative                                           26,365             26,635              31,582           28,871
Depreciation and
 amortization                                              5,863              6,533               6,762            7,339
Cost of equipment sales                                        -             25,217                   -           17,822
Nonrecurring items, net                                        -                  -              (3,311)               -
Provision for credit losses                               14,097             13,877              16,108           12,051
Provision for income taxes                                16,912             17,958              19,122           17,828
                                                         -------            -------             -------          -------
Total expenses                                            96,561            127,026             110,088          125,195
                                                         -------            -------             -------          -------
Income before effect of
 accounting changes                                       33,625             35,015              37,896           40,557
Effect of accounting changes                              (2,820)                 -                   -                -
                                                         -------            -------             -------          -------
Net Income                                              $ 30,805           $ 35,015            $ 37,896         $ 40,557
                                                         =======            =======             =======          =======

                                                                              Three Months Ended
                                                        ----------------------------------------------------------------
1993                                                    March 31            June 30            Sept. 30          Dec. 31
----                                                    --------           --------            --------         --------
Total revenue                                           $125,469           $138,000            $125,626         $124,359
                                                         -------            -------             -------          -------
Expenses:
Interest                                                  36,510             33,930              33,383           33,549
Selling, general and
 administrative                                           25,224             25,749              24,799           23,560
Depreciation and
 amortization                                              3,576              3,929               3,752            5,288
Provision for credit losses                               13,964             27,854              14,157           14,270
Provision for income taxes                                15,638             15,822              27,942            7,073
                                                         -------            -------             -------          -------
Total expenses                                            94,912            107,284             104,033           83,740
                                                         -------            -------             -------          -------
Net Income                                              $ 30,557           $ 30,716            $ 21,593         $ 40,619
                                                         =======            =======             =======          =======

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

Item 13. Certain relationships and related transactions
         ----------------------------------------------

Omitted pursuant to General Instruction J.

                             Part IV

Item 14. Exhibits, financial statement schedules and reports on Form 8-K
         ---------------------------------------------------------------

(a)      Index of documents filed as part of this report:
1.       Consolidated Financial Statements                           Page(s)
         ---------------------------------                           -------

         Included in Part II of this report:

         Report of Independent Accountants                                21

         Consolidated Statements of Income and of
         Retained Earnings for each of the three years
         in the period ended December 31, 1994                            22

         Consolidated Balance Sheet at December 31, 1994
         and 1993                                                         23

         Consolidated Statement of Cash Flows for each of
         the three years in the period ended
         December 31, 1994                                             24-25

         Notes to Consolidated Financial Statements                    26-47

     2.  Financial Statement Schedules
         -----------------------------

         Valuation and qualifying accounts and reserves
         (Schedule II)                                                    52

         The additional financial data should be read in conjunction with the financial statements included in Item 8 to this Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  Index to Exhibits (numbered in accordance with Item 601 of Regulation
         S-K)
         ---------------------------------------------------------------------
         Reg. S-K                                                               State or Incorporation
         Exhibits        Description                                                  by Reference
         --------        -----------------------------                          -------------------------
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

              (4)        (a) Form of Indenture dated                            Incorporated by reference
                             as of May 1, 1985 between                          to Exhibit (4a) to
                             the Company and Bankers                            Registration Statement on
                             Trust Company, as Trustee                          Form S-3 (No. 2-97411) as
                                                                                filed with the Commission
                                                                                on May 1, 1985.

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

                          .3 Tax Sharing Agreement, dated
                             April 1, 1977 between Pitney
                             Bowes Credit Corporation and
                             Pitney Bowes Inc.

             (12)         Computation of ratio of earnings
                          to fixed charges                                      Exhibit (i)

             (21)         Subsidiaries of the registrant                        Exhibit (ii)

             (23)         Consent of independent                                Exhibit (iii)
                          accountants

            (b) No reports on Form 8-K were filed for the three months ended
                December 31, 1994.

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Pitney Bowes Credit Corporation

                          By /s/ Matthew S. Kissner
                             --------------------------------
                             Matthew S. Kissner
                             President and Chief Executive Officer

                          Date   March 29, 1995
                              -------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/  Matthew S. Kissner                           Date 3/29/95             Matthew S. Kissner
   --------------------------                             -------             Director, President and
                                                                              Chief Executive Officer

By /s/  G. Kirk Hudson                               Date 3/29/95             G. Kirk Hudson
   --------------------------                             -------             Vice President-Finance
                                                                              (principal financial officer)

By /s/  Thomas P. Santora                            Date 3/29/95             Thomas P. Santora
   --------------------------                             -------             Controller
                                                                              (principal accounting officer)

By /s/  Carmine F. Adimando                          Date 3/29/95             Carmine F. Adimando-Director
   --------------------------                             -------

By /s/  Marc C. Breslawsky                           Date 3/29/95             Marc C. Breslawsky-Director
   --------------------------                             -------

By /s/  Michael J. Critelli                          Date 3/29/95             Michael J. Critelli-Director
   --------------------------                             -------

By /s/  George B. Harvey                             Date 3/29/95             George B. Harvey-Director
   --------------------------                             -------

By /s/  John N. D. Moody                             Date 3/29/95             John N. D. Moody-Director
   --------------------------                             -------

By                                                   Date                     Harry W. Neinstedt-Director
   --------------------------                             -------

By /s/  Douglas A. Riggs                             Date 3/29/95             Douglas A. Riggs-Director
   --------------------------                             -------

                           PITNEY BOWES CREDIT CORPORATION

                      SCHEDULE II - VALUATION AND QUALIFYING
                               ACCOUNTS AND RESERVES

                   FOR THE YEARS ENDED DECEMBER 31, 1992 TO 1994


(Dollars in thousands)



                                                       Additions           Deductions -
                                   Balance at          charged to          uncollectible
                                   beginning           costs and           accounts                Balance at
                                   of year             expenses            written off             end of year
                                   ----------          ----------          -------------           -----------
Allowance for credit
 losses (shown on
 balance sheet as
 deduction from net
 investments)

      1994                           $98,311            $56,133                $59,173               $95,271

      1993                           $79,177            $70,245                $51,111               $98,311

      1992                           $67,515            $58,181                $46,519               $79,177
