Form 10-Q
period 1995-03-31
PITNEY BOWES CREDIT CORP
filed 1995-05-11
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549-1004


                        F O R M   10 - Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1995

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

As of April 30, 1995, 460 shares of common stock, no par value with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 2 of 17



                    Pitney Bowes Credit Corporation
                                Index
                    -------------------------------


                                                            Page Number
                                                            -----------

Part I - Financial Information:

       Item 1. Financial Statements

               Consolidated Statement of Income -
                Three Months Ended
                March 31, 1995 and 1994 . . . . . . . .             3

               Consolidated Balance Sheet -
                March 31, 1995 and
                December 31, 1994 . . . . . . . . . . .             4

               Consolidated Statement of Cash Flows -
                Three Months Ended
                March 31, 1995 and 1994 . . . . . . . .         5 - 6

               Notes to Consolidated Financial
                Statements. . . . . . . . . . . . . . .         7 - 9

       Item 2. Management's Narrative Analysis of
                the Results of Operations . . . . . . .       10 - 13


Part II - Other Information:

       Item 1. Legal Proceedings . . . . . . . . . . .             14

       Item 6. Exhibits and Reports on Form 8-K. . . .             14

       Signatures. . . . . . . . . . . . . . . . . . .             15

       Exhibit (i) - Computation of Ratio of Earnings
        to Fixed Charges . . . . . . . . . . . . . . .             16

       Exhibit (ii) - Financial Data Schedule. . . . .             17

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 3 of 17


                      Part I - Financial Information

                      Item 1.  Financial Statements

                      Pitney Bowes Credit Corporation
                      Consolidated Statement of Income
                               (Unaudited)
                      --------------------------------


(Dollars in thousands)                     Three Months Ended March 31,
                                           ----------------------------
                                                1995               1994
                                             -------            -------
Revenue:
  Finance income . . . . . . . . . . . .    $152,096           $129,993
  ITC amortization . . . . . . . . . . .          74                193
                                             -------            -------
    Total revenue. . . . . . . . . . . .     152,170            130,186
                                             -------            -------
Expenses:
  Selling, general and administrative. .      32,018             26,365
  Depreciation and amortization. . . . .       6,870              5,863
  Provision for credit losses. . . . . .      12,268             14,097
  Interest . . . . . . . . . . . . . . .      48,549             33,324
                                             -------            -------
    Total expenses . . . . . . . . . . .      99,705             79,649
                                             -------            -------

Income before income taxes . . . . . . .      52,465             50,537
Provision for income taxes . . . . . . .      16,496             16,912
                                             -------            -------

Income before effect of a change in
  accounting for postemployment
  benefits . . . . . . . . . . . . . . .      35,969             33,625

Effect of a change in accounting for
  postemployment benefits. . . . . . . .           -             (2,820)
                                             -------            -------

Net income . . . . . . . . . . . . . . .    $ 35,969           $ 30,805
                                             =======            =======

Ratio of earnings to fixed charges . . .       2.07X              2.50X
                                             =======            =======

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 4 of 17

                       Pitney Bowes Credit Corporation
                          Consolidated Balance Sheet
                                (Unaudited)
                       -------------------------------


(Dollars in thousands)                              March 31,  December 31,
                                                 ------------  ------------
                                                         1995          1994
                                                 ------------  ------------
Assets
- ------
Cash . . . . . . . . . . . . . . . . . . . . . .  $     8,926   $    11,250
                                                   ----------    ----------
Investments:
  Finance assets (Note 2)  . . . . . . . . . . .    3,733,295     3,732,790
  Investment in leveraged leases . . . . . . . .      499,649       478,650
  Assets transferred from affiliate. . . . . . .       44,635        30,033
  Investment in operating leases, net of
    depreciation . . . . . . . . . . . . . . . .       93,421        95,684
  Allowance for credit losses. . . . . . . . . .      (89,755)      (95,271)
                                                   ----------    ----------
    Net investments. . . . . . . . . . . . . . .    4,281,245     4,241,886
                                                   ----------    ----------

Other assets . . . . . . . . . . . . . . . . . .      179,769       198,701
                                                   ----------    ----------
    Total assets . . . . . . . . . . . . . . . .  $ 4,469,940   $ 4,451,837
                                                   ==========    ==========
Liabilities
- -----------
Senior notes payable within one year (Note 3). .  $ 2,172,835   $ 2,075,591
Accounts payable to affiliates . . . . . . . . .      116,729       153,360
Accounts payable and accrued liabilities . . . .      145,561       228,279
Deferred taxes . . . . . . . . . . . . . . . . .      362,513       342,034
Senior notes payable after one year (Note 3) . .      745,500       745,500
Subordinated notes payable (Note 3)  . . . . . .      132,995       133,735
                                                   ----------    ----------
    Total liabilities. . . . . . . . . . . . . .    3,676,133     3,678,499
                                                   ----------    ----------
Stockholder's Equity
- --------------------
Common stock . . . . . . . . . . . . . . . . . .       46,000        46,000
Capital surplus. . . . . . . . . . . . . . . . .       41,725        41,725
Retained earnings. . . . . . . . . . . . . . . .      706,082       685,613
                                                   ----------    ----------
    Total stockholder's equity . . . . . . . . .      793,807       773,338
                                                   ----------    ----------
    Total liabilities and
    stockholder's equity . . . . . . . . . . . .  $ 4,469,940   $ 4,451,837
                                                   ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 5 of 17

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                    ------------------------------------

(Dollars in thousands)                         Three Months Ended March 31,
                                               ----------------------------
                                                      1995             1994
                                                ----------       ----------

Cash flows from operating activities:


Net income. . . . . . . . . . . . . . . . . .   $   35,969       $   30,805
Effect of a change in accounting for
 postemployment benefits. . . . . . . . . . .            -            2,820
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for credit losses . . . . . . . .       12,268           14,097
  Depreciation and amortization . . . . . . .        6,870            5,863
  Decrease in accounts payable to
   affiliate. . . . . . . . . . . . . . . . .      (36,631)         (30,734)
  Increase in deferred taxes. . . . . . . . .       20,479           12,854
  Decrease in accounts payable and accrued
   liabilities  . . . . . . . . . . . . . . .      (82,718)         (27,823)
  Increase in assets transferred from
   affiliate. . . . . . . . . . . . . . . . .      (25,273)         (28,914)
  Other, net. . . . . . . . . . . . . . . . .       (3,624)           8,547
                                                 ---------        ---------
Net cash (used in) operating activities . . .      (72,660)         (12,485)
                                                 ---------        ---------

Cash flows from investing activities:

  Investment in finance assets. . . . . . . .     (269,765)        (213,098)
  Investment in operating leases. . . . . . .         (695)               -
  Cash receipts collected under lease
   contracts, net of finance income
   recognized . . . . . . . . . . . . . . . .      241,154          290,170
  Investment in mortgage servicing rights . .      (13,600)            (684)
  Loans and advances to affiliated companies,
   net. . . . . . . . . . . . . . . . . . . .       33,795          (10,840)
  Additions to equipment and leasehold
   improvements . . . . . . . . . . . . . . .       (1,557)          (1,126)
                                                 ---------        ---------
  Net cash (used in) provided by investing
   activities . . . . . . . . . . . . . . . .      (10,668)          64,422
                                                 ---------        ---------

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 6 of 17

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                    ------------------------------------

(Dollars in thousands)                         Three Months Ended March 31,
                                               ----------------------------
                                                      1995             1994
                                                ----------       ----------

Cash flows from financing activities:


  Increase (decrease) in short-term debt. . .       97,244         (243,537)
  Short-term loans from Pitney Bowes Inc. . .            -            6,543
  Proceeds from the issuance of senior notes
   payable after one year . . . . . . . . . .            -          200,000
  Settlement of long-term debt. . . . . . . .            -             (575)
  Payments to settle subordinated debt. . . .         (740)               -
  Dividends paid to Pitney Bowes Inc. . . . .      (15,500)         (10,500)
                                                 ---------        ---------
   Net cash provided by (used in) financing
    activities. . . . . . . . . . . . . . . .       81,004          (48,069)
                                                 ---------        ---------

(Decrease) increase in cash . . . . . . . . .       (2,324)           3,868
Cash at beginning of period . . . . . . . . .       11,250            6,237
                                                 ---------        ---------
Cash at end of period . . . . . . . . . . . .   $    8,926       $   10,105
                                                 =========        =========

Interest paid . . . . . . . . . . . . . . . .   $   64,447       $   39,467
                                                 =========        =========

Income taxes (refunded) paid  . . . . . . . .   $  (13,827)      $    7,206
                                                 =========        =========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 7 of 17


                      Pitney Bowes Credit Corporation
                Notes to Consolidated Financial Statements
                ------------------------------------------

Note 1:
- ------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the Company or PBCC), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2:
- ------

The composition of the Company's finance assets is as follows:

(Dollars in thousands)
                                                  March 31,   December 31,
                                               ------------   ------------
Finance Assets                                         1995           1994
                                               ------------   ------------

Gross finance receivables . . . . . . . . . .   $ 4,387,683    $ 4,393,826
Unguaranteed residual valuation . . . . . . .       577,035        573,892
Initial direct cost deferred. . . . . . . . .        79,229         76,322
Unearned income . . . . . . . . . . . . . . .    (1,310,288)    (1,310,812)
Investment tax credits deferred . . . . . . .          (364)          (438)
                                                 ----------     ----------
  Total finance assets. . . . . . . . . . . .   $ 3,733,295    $ 3,732,790
                                                 ==========     ==========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 8 of 17

Note 3:
- ------

The composition of the Company's notes payable is as follows:

(Dollars in thousands)
                                                  March 31,    December 31,
                                               ------------    ------------
Senior Notes Payable                                   1995            1994
                                               ------------    ------------
Commercial paper at a weighted average
  interest rate of 6.06% (5.84% in 1994). . .    $1,976,200      $1,865,110
Notes payable against bank lines of
  credit and others at a weighted average
  interest rate of 3.72% (3.63% in 1994). . .       167,135         180,981
Current installment of long-term debt
  due within one year at interest rates of
  6.56% to 6.66%  . . . . . . . . . . . . . .        29,500          29,500
                                                  ---------       ---------
Total senior notes payable within one year. .     2,172,835       2,075,591
Senior notes payable after one year at
  interest rates of 5.625% to 9.25%
  through 2009. . . . . . . . . . . . . . . .       745,500         745,500
                                                  ---------       ---------
Total senior notes payable. . . . . . . . . .    $2,918,335      $2,821,091
                                                  =========       =========


                                                  March 31,    December 31,
                                               ------------    ------------
Subordinated Notes Payable                             1995            1994
                                               ------------    ------------

Non-interest bearing notes due
 Pitney Bowes Inc.  . . . . . . . . . . . . .    $  132,995      $  132,995
12.75% note due in 1995 . . . . . . . . . . .             -             740
                                                  ---------       ---------
Total subordinated notes payable. . . . . . .    $  132,995      $  133,735
                                                  =========       =========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 9 of 17

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

In October 1994, an amendment of FAS 114, Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" was issued. As required, both pronouncements were adopted effective January 1, 1995 with no material effect to the Company.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 10 of 17

Item 2.   Management's Narrative Analysis of the Results of Operations
          ------------------------------------------------------------

Results of Operations - first quarter of 1995 compared to first quarter of
1994
- --------------------------------------------------------------------------

Income before effect of a change in accounting for postemployment benefits for the first quarter of 1995 increased 7.0 percent to $36.0 million. In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS
112). Additional information with respect to accounting for postemployment benefits is disclosed in Note 4 to the Company's consolidated financial statements. Net income in 1995 increased 16.8 percent from the first quarter of 1994 inclusive of the FAS 112 adjustment.

Finance income in the first quarter of 1995 increased 17.0 percent to $152.1 million. Finance income for Internal small-ticket financing programs increased 11.8 percent to $73.2 million and External large-ticket financing programs increased 21.8 percent to $46.4 million primarily due to higher investment levels and higher income from fee-based programs. Finance income related to External small-ticket financing programs increased 15.4 percent to $25.2 million primarily due to higher investment levels and higher lease rates in 1995. Revenue generated from mortgage servicing increased to $7.3 million in the first quarter of 1995 compared with $4.6 million in the first quarter of 1994, due to a larger mortgage servicing portfolio.

Selling, general and administrative (SG&A) expenses were $32.0 million in the first quarter of 1995 compared to $26.4 million in 1994. SG&A expenses for Internal small-ticket financing programs decreased $.2 million in 1995 to $13.8 million primarily due to lower amortization of deferred initial direct costs. SG&A expenses for External large-ticket financing programs increased $1.2 million in 1995 to $4.5 million primarily due to higher personnel related expenses and higher utilization of corporate systems and legal resources and support. SG&A expenses for External small-ticket financing programs increased $3.9 million in 1995 to $10.8 million principally due to a higher level of marketing fees paid to brokers on higher levels of new business and higher costs related to managing the Company's assets transferred from its German affiliate. SG&A expenses related to mortgage servicing increased $.7 million in 1995 to $2.9 million primarily due to higher operating costs associated with the larger mortgage servicing portfolio.

Depreciation on operating leases was $3.0 million in the first quarter of 1995 compared to $2.6 million in 1994 reflecting a higher operating lease investment balance in 1995. Amortization of purchased mortgage servicing rights was $3.3 million in the first quarter of 1995 compared to $2.3 million in 1994 due to the larger mortgage servicing portfolio. Amortization of deferred costs associated with the Company's participation in a partnership transaction was $.6 million for the first quarter of 1995 compared to $1.0 million for the same period of 1994.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 11 of 17

The provision for credit losses for the first quarter of 1995 was $12.3 million compared to $14.1 million in the first quarter of 1994. The provision for Internal small-ticket financing programs increased 2.6 percent to $8.4 million primarily due to higher investment levels. The provision for External large-ticket financing programs was a credit of $.7 million in the first quarter of 1995 compared with a charge of $1.1 million in the first quarter of 1994, reflecting the differential between the aggregate reserve balance and management's current evaluation of expected losses. The provision for External small-ticket financing programs was $4.6 million for the first quarter of 1995 compared with $4.8 million for the same period in 1994, reflecting favorable loss experience.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses and deferred investment tax credits plus the uncollected principal balance of receivables sold) decreased from 2.12 percent at December 31, 1994 to 2.00 percent at March 31, 1995 principally due to write-offs of $8.8 million relating to assets transferred from its German affiliate.

Interest expense was $48.5 million in the first quarter of 1995 compared with $33.3 million in 1994. The increase primarily reflects higher short-term interest rates as well as higher average borrowings in 1995. The effective interest rate on average borrowings was 6.76 percent for the first quarter of 1995 compared to 5.45 percent for the same period of 1994. This unfavorable comparison is expected to continue as interest rates rise and higher levels of debt are maintained through the second quarter of 1995. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

Excluding ITC amortization, the effective tax rate for the first quarter of 1995 was 31.5 percent compared with 33.6 percent for the same period of 1994. The decrease is principally due to the impact of the residual portfolio purchase completed in the fourth quarter of 1994 and a higher level of tax-exempt income.

The Company's ratio of earnings to fixed charges was 2.07 times for the first quarter of 1995 compared with 2.50 times for the same period of 1994. The decrease reflects a significantly higher effective interest rate in 1995.

Liquidity and Capital Resources
- -------------------------------

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility. PBCC's debt mix was 71 percent short-term and 29 percent long-term at March 31, 1995 and 70 percent short-term and 30 percent long-term at December 31, 1994. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 57 percent variable-rate and 43 percent fixed-rate at March 31, 1995 and 56 percent variable-rate and 44 percent fixed-rate at December 31, 1994. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 12 of 17

The Company has $400 million available from a $500 million shelf registration statement filed with the Securities and Exchange Commission in October 1992. This should meet the Company's long-term financing needs for approximately the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.74 billion at March 31, 1995, largely supporting commercial paper borrowings.

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

The Company's utilization of derivative instruments is currently limited to interest rate swap agreements (interest rate swaps) and foreign currency exchange forward contracts (foreign currency contracts). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal.

Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.

Gross finance assets at the end of the first quarter of 1995 decreased .1 percent from December 31, 1994. The decrease is principally due to a seasonally lower level of new financing volume in the External large-ticket financing programs being added during the quarter relative to portfolio liquidations. This decrease is partly offset by a favorable financing volume relative to portfolio liquidations in both the Internal and External small-ticket financing programs. Gross finance assets at March 31, 1995 were 9.1 percent, or $412.2 million, higher than March 31, 1994. Overall levels of lease receivables are in line with management's expectations.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 13 of 17

The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .58 times at March 31, 1995 and .61 times at December 31, 1994.

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

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 14 of 17





                        Part II - Other Information
                        ---------------------------

Item 1. Legal proceedings

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

         (a) 1. Financial Statements - see index on page 2

             2. Exhibits (numbered in accordance with Item 601 of
                Regulation S-K)

                Reg. S-K                               Incorporation
                Exhibits  Description                  by Reference
                --------  ---------------------------- -------------

                  (12)    Computation of Ratio of      See Exhibit (i)
                          Earnings to Fixed Charges    on page 16

                  (27)    Financial Data Schedule      See Exhibit (ii)
                                                       on page 17

                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available upon request.

         (b) No reports on Form 8-K were filed for the three months ended March 31, 1995.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1995
Page 15 of 17





                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                   PITNEY BOWES CREDIT CORPORATION




Date:    May 11, 1995               /s/ G. Kirk Hudson
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