Form 10-Q
period 1995-06-30
PITNEY BOWES CREDIT CORP
filed 1995-08-11
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549-1004


                        F O R M   10 - Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1995

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

As of July 31, 1995, 460 shares of common stock, no par value with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 2 of 18



                    Pitney Bowes Credit Corporation
                                Index
                    -------------------------------


                                                            Page Number
                                                            -----------

Part I - Financial Information:

       Item 1. Financial Statements

               Consolidated Statement of Income -
                Three and Six Months Ended
                June 30, 1995 and 1994. . . . . . . . .             3

               Consolidated Balance Sheet -
                June 30, 1995 and
                December 31, 1994 . . . . . . . . . . .             4

               Consolidated Statement of Cash Flows -
                Six Months Ended
                June 30, 1995 and 1994. . . . . . . . .         5 - 6

               Notes to Consolidated Financial
                Statements. . . . . . . . . . . . . . .         7 - 9

       Item 2. Management's Narrative Analysis of
                the Results of Operations . . . . . . .       10 - 14


Part II - Other Information:

       Item 1. Legal Proceedings. . . . . . . . . . . .            15

       Item 6. Exhibits and Reports on Form 8-K . . . .            15

       Signatures . . . . . . . . . . . . . . . . . . .            16

       Exhibit (i) - Computation of Ratio of Earnings
        to Fixed Charges. . . . . . . . . . . . . . . .            17

       Exhibit (ii) - Financial Data Schedule . . . . .            18

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 3 of 18

                                 Part I - Financial Information

                                 Item 1.  Financial Statements

                                 Pitney Bowes Credit Corporation
                                Consolidated Statement of Income
                                          (Unaudited)
                                --------------------------------
(Dollars in thousands)                  Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------    -------------------------
                                            1995               1994        1995             1994
                                        --------           --------    --------         --------
Revenue:
  Finance income . . . . . . . . . . .  $159,735           $135,080    $311,905         $265,266
  Equipment sales. . . . . . . . . . .         -             26,961           -           26,961
                                         -------            -------     -------          -------
    Total revenue. . . . . . . . . . .   159,735            162,041     311,905          292,227
                                         -------            -------     -------          -------
Expenses:
  Selling, general and administrative.    33,313             26,635      65,331           53,000
  Depreciation and amortization. . . .     6,956              6,533      13,826           12,396
  Cost of equipment sales. . . . . . .         -             25,217           -           25,217
  Provision for credit losses. . . . .    13,050             13,877      25,318           27,974
  Interest . . . . . . . . . . . . . .    50,918             36,806      99,467           70,130
                                         -------            -------     -------          -------
    Total expenses . . . . . . . . . .   104,237            109,068     203,942          188,717
                                         -------            -------     -------          -------

Income before income taxes . . . . . .    55,498             52,973     107,963          103,510
Provision for income taxes . . . . . .    17,684             17,958      34,180           34,870
                                         -------            -------     -------          -------
Income before effect of a change in
  accounting for postemployment
  benefits . . . . . . . . . . . . . .    37,814             35,015      73,783           68,640
Effect of a change in accounting for
  postemployment benefits  . . . . . .         -                  -           -           (2,820)
                                         -------            -------     -------          -------
Net income . . . . . . . . . . . . . .  $ 37,814           $ 35,015    $ 73,783         $ 65,820
                                         =======            =======     =======          =======

Ratio of earnings to fixed charges . .     2.08X              2.43X       2.08X            2.46X
                                         =======            =======     =======          =======

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 4 of 18

                       Pitney Bowes Credit Corporation
                          Consolidated Balance Sheet
                                (Unaudited)
                       -------------------------------

(Dollars in thousands)                               June 30,  December 31,
                                                 ------------  ------------
                                                         1995          1994
                                                 ------------  ------------
Assets
- ------
Cash . . . . . . . . . . . . . . . . . . . . . .  $     5,386   $    11,250
                                                   ----------    ----------
Investments:
  Finance assets (Note 2). . . . . . . . . . . .    3,896,763     3,732,790
  Investment in leveraged leases . . . . . . . .      508,222       478,650
  Assets transferred from affiliate. . . . . . .       48,862        30,033
  Investment in operating leases, net of
    depreciation . . . . . . . . . . . . . . . .       91,852        95,684
  Allowance for credit losses. . . . . . . . . .      (97,993)      (95,271)
                                                   ----------    ----------
    Net investments. . . . . . . . . . . . . . .    4,447,706     4,241,886
                                                   ----------    ----------

Other assets . . . . . . . . . . . . . . . . . .      201,893       198,701
                                                   ----------    ----------
    Total assets . . . . . . . . . . . . . . . .  $ 4,654,985   $ 4,451,837
                                                   ==========    ==========
Liabilities
- -----------
Senior notes payable within one year (Note 3). .  $ 2,026,090   $ 2,075,591
Accounts payable to affiliates . . . . . . . . .      127,147       153,360
Accounts payable and accrued liabilities . . . .      147,971       228,279
Deferred taxes . . . . . . . . . . . . . . . . .      384,161       342,034
Senior notes payable after one year (Note 3) . .    1,020,500       745,500
Subordinated notes payable (Note 3)  . . . . . .      132,995       133,735
                                                   ----------    ----------
    Total liabilities. . . . . . . . . . . . . .    3,838,864     3,678,499
                                                   ----------    ----------
Stockholder's Equity
- --------------------
Common stock . . . . . . . . . . . . . . . . . .       46,000        46,000
Capital surplus. . . . . . . . . . . . . . . . .       41,725        41,725
Retained earnings. . . . . . . . . . . . . . . .      728,396       685,613
                                                   ----------    ----------
    Total stockholder's equity . . . . . . . . .      816,121       773,338
                                                   ----------    ----------
    Total liabilities and
    stockholder's equity . . . . . . . . . . . .  $ 4,654,985   $ 4,451,837
                                                   ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 5 of 18

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                    ------------------------------------

(Dollars in thousands)                           Six Months Ended June 30,
                                                 -------------------------
                                                       1995           1994
                                                 ----------     ----------

Cash flows from operating activities:

Net income. . . . . . . . . . . . . . . . . .    $   73,783     $   65,820
Effect of a change in accounting for
 postemployment benefits. . . . . . . . . . .             -          2,820
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for credit losses . . . . . . . .        25,318         27,974
  Cost of equipment sales . . . . . . . . . .             -         25,217
  Depreciation and amortization . . . . . . .        13,826         12,396
  Decrease in accounts payable to
   affiliates . . . . . . . . . . . . . . . .       (26,213)       (40,012)
  Decrease in accounts payable and accrued
   liabilities. . . . . . . . . . . . . . . .       (80,308)       (24,995)
  Increase in deferred taxes. . . . . . . . .        42,127         45,366
  Increase in assets transferred from
   affiliate. . . . . . . . . . . . . . . . .       (24,266)       (33,263)
  Other, net. . . . . . . . . . . . . . . . .        (9,525)         8,187
                                                  ---------      ---------
  Net cash provided by operating
   activities . . . . . . . . . . . . . . . .        14,742         89,510
                                                  ---------      ---------

Cash flows from investing activities:

  Investment in finance assets  . . . . . . .      (667,009)      (498,968)
  Investment in operating leases. . . . . . .        (1,100)       (33,571)
  Cash receipts collected under financing
   contracts, net of finance income
   recognized . . . . . . . . . . . . . . . .       455,833        494,482
  Investment in mortgage servicing rights . .       (36,562)       (17,622)
  Loans and advances to affiliated companies,
   net. . . . . . . . . . . . . . . . . . . .        38,243         (4,897)
  Additions to equipment and leasehold
   improvements . . . . . . . . . . . . . . .        (3,770)        (2,372)
                                                  ---------      ---------
  Net cash used in investing activities . . .      (214,365)       (62,948)
                                                  ---------      ---------

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 6 of 18

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                    ------------------------------------

(Dollars in thousands)                          Six Months Ended June 30,
                                                -------------------------
                                                      1995           1994
                                                ----------     ----------

Cash flows from financing activities:


  Decrease in short-term debt . . . . . . . .      (20,001)      (103,348)
  Proceeds from the issuance of senior notes
   payable after one year . . . . . . . . . .      275,000        200,000
  Settlement of long-term debt. . . . . . . .      (29,500)      (100,702)
  Payments to settle subordinated debt. . . .         (740)             -
  Dividends paid to Pitney Bowes Inc. . . . .      (31,000)       (21,000)
                                                 ---------      ---------
  Net cash provided by (used in) financing
   activities . . . . . . . . . . . . . . . .      193,759        (25,050)
                                                 ---------      ---------

(Decrease) increase in cash . . . . . . . . .       (5,864)         1,512
Cash at beginning of period . . . . . . . . .       11,250          6,237
                                                 ---------      ---------
Cash at end of period . . . . . . . . . . . .   $    5,386     $    7,749
                                                 =========      =========

Interest paid . . . . . . . . . . . . . . . .   $  108,704     $   71,095
                                                 =========      =========

Income taxes refunded . . . . . . . . . . . .   $  (24,915)    $   (9,193)
                                                 =========      =========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 7 of 18


                      Pitney Bowes Credit Corporation
                Notes to Consolidated Financial Statements
                ------------------------------------------

Note 1:
- ------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the Company or PBCC), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1995 and the results of its operations and cash flows for the six months ended June 30, 1995 and 1994 have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2:
- ------

The composition of the Company's finance assets is as follows:

(Dollars in thousands)                             June 30,   December 31,
                                               ------------   ------------
Finance Assets                                         1995           1994
                                               ------------   ------------

Gross finance receivables . . . . . . . . . .   $ 4,562,906    $ 4,393,826
Unguaranteed residual valuation . . . . . . .       601,150        573,892
Initial direct cost deferred. . . . . . . . .        84,130         76,322
Unearned income . . . . . . . . . . . . . . .    (1,351,423)    (1,311,250)
                                                 ----------     ----------
  Total finance assets. . . . . . . . . . . .   $ 3,896,763    $ 3,732,790
                                                 ==========     ==========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 8 of 18

Note 3:
- ------

The composition of the Company's notes payable is as follows:

(Dollars in thousands)                             June 30,    December 31,
                                               ------------    ------------
Senior Notes Payable                                   1995            1994
                                               ------------    ------------
Commercial paper at a weighted average
  interest rate of 6.03% (5.84% in 1994). . .    $1,840,600      $1,865,110
Notes payable against bank lines of
  credit and others at a weighted average
  interest rate of 3.32% (3.63% in 1994). . .       185,490         180,981
Current installment of long-term debt
  due within one year at interest rates of
  6.56% to 6.66%. . . . . . . . . . . . . . .             -          29,500
                                                  ---------       ---------
Total senior notes payable within one year. .     2,026,090       2,075,591
Senior notes payable after one year at
  interest rates of 5.625% to 9.25%
  through 2009. . . . . . . . . . . . . . . .     1,020,500         745,500
                                                  ---------       ---------
Total senior notes payable. . . . . . . . . .    $3,046,590      $2,821,091
                                                  =========       =========

In May 1995, the Company issued $100 million of 6.250 percent notes due in June 1998 and $100 million of 6.625 percent notes due in June 2002. In June 1995, the Company also issued $25 million of medium-term notes due in June 1998 and $50 million due in June 2000 with a weighted average coupon rate of
6.014 percent.

                                                   June 30,    December 31,
                                               ------------    ------------
Subordinated Notes Payable                             1995            1994
                                               ------------    ------------

Non-interest bearing notes due
 Pitney Bowes Inc.  . . . . . . . . . . . . .    $  132,995      $  132,995
12.75% note payable in 1995 . . . . . . . . .             -             740
                                                  ---------       ---------
Total subordinated notes payable. . . . . . .    $  132,995      $  133,735
                                                  =========       =========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 9 of 18

Note 4:
- ------

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), as of January 1, 1994. FAS 112 requires that postemployment benefits be recognized on the accrual basis of accounting. Postemployment benefits include primarily Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability- and death-related benefits to former and inactive employees, their beneficiaries and covered dependents. The one-time effect of adopting FAS 112 in the first quarter of 1994 was a non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes).

In October 1994, an amendment of FAS 114, Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" was issued. FAS 114 as amended, was adopted effective January 1, 1995 with no material effect to the Company.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 10 of 18


Item 2.  Management's Narrative Analysis of the Results of Operations
         ------------------------------------------------------------

Results of Operations - second quarter of 1995 compared to second quarter of 1994
- -------------------------------------------------------------------------

Income for the second quarter of 1995 was $37.8 million compared to $35.0 million for the same period of 1994, an increase of 8.0 percent. The increase is principally due to a higher amount of finance income resulting from higher net investment levels in addition to higher levels of fee income partially offset by higher borrowing costs and higher selling, general and administrative (SG&A) expenses.

Finance income in the second quarter of 1995 increased 18.3 percent to $159.7 million. Finance income for Internal small-ticket financing programs increased 13.3 percent to $75.2 million and External large-ticket financing programs increased 19.9 percent to $47.0 million primarily due to higher investment levels and higher fee based programs partly offset by lower lease rates on new business. Finance income related to External small-ticket financing programs increased 19.3 percent to $28.2 million primarily due to higher investment levels and higher lease rates in 1995. Revenue generated from mortgage servicing increased to $9.3 million in the second quarter of 1995 compared to $5.8 million in the second quarter of 1994 due to a larger mortgage servicing portfolio.

SG&A expenses were $33.3 million in the second quarter of 1995 compared to $26.6 million for the same period of 1994. SG&A expenses for Internal small-ticket financing programs increased .9 percent to $13.4 million due to higher personnel costs offset by lower amortization of deferred initial direct costs. SG&A expenses for External large-ticket financing programs increased 10.7 percent to $3.9 million primarily due to higher personnel related costs partly offset by lower amortization of deferred initial direct costs. SG&A expenses for External small-ticket financing programs increased $5.0 million to $12.5 million principally due to higher costs related to managing the Company's assets transferred from its German affiliate and a higher level of marketing fees paid to brokers on higher levels of new business. SG&A expenses related to mortgage servicing increased $1.1 million in the second quarter of 1995 to $3.5 million due to higher operating costs associated with the larger mortgage servicing portfolio.

Depreciation on operating leases was $2.5 million in the second quarter of 1995 compared to $2.9 million for the same period of 1994. Amortization of purchased mortgage servicing rights increased to $3.9 million in the second quarter of 1995 compared to $2.7 million in the second quarter of 1994 due to the larger mortgage servicing portfolio. Amortization of deferred costs associated with the Company's participation in a partnership transaction completed in the fourth quarter of 1993, totalled $.6 million for the second quarter of 1995 compared to $.9 million for the second quarter of 1994.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 11 of 18

The provision for credit losses for the second quarter of 1995 was $13.1 million compared to $13.9 million in the second quarter of 1994. The provision for Internal small-ticket financing programs increased 1.7 percent to $8.5 million primarily due to higher investment levels. The provision for External large-ticket financing programs resulted in a credit of $.6 million, which was $.9 million favorable to prior year reflecting adjustments for management's current evaluation of expected losses. The provision for the External small-ticket financing programs of $5.2 million was even with the second quarter of 1994.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses and deferred investment tax credits plus the uncollected principal balance of receivables sold) was 2.11 percent at June 30, 1995 and 2.12 percent at December 31, 1994.

Interest expense was $50.9 million in the second quarter of 1995 compared to $36.8 million for the same period of 1994. The increase primarily reflects higher short-term interest rates as well as higher average borrowings in the second quarter of 1995. The effective interest rate on short-term average borrowings was 5.84 percent for the second quarter of 1995 compared to 3.77 percent for the same period of 1994. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

The effective tax rate for the second quarter of 1995 was 31.9 percent compared to 34.0 percent for the same period of 1994. The decrease is principally due to the impact of the residual portfolio purchase completed in the fourth quarter of 1994 and a higher level of tax-exempt income.

The Company's ratio of earnings to fixed charges was 2.08 times for the second quarter of 1995 compared to 2.43 times for the same period of 1994. The decrease reflects a significantly higher effective interest rate in 1995.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 12 of 18


Results of Operations - first six months of 1995 compared to first six months of 1994
- ----------------------------------------------------------------------

For the first six months of 1995 compared to the same period of 1994, finance income increased 17.6 percent, while income before the one-time effect of a change in accounting for postemployment benefits was $73.8 million compared to $68.6 million for the same period of 1994, an increase of 7.5 percent. The prior year period reflects the impact of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefit costs be recognized on the accrual basis of accounting for fiscal years beginning after December 15, 1993. Postemployment benefits include primarily Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. The one-time effect of adopting FAS 112 was a non-cash, after-tax charge in 1994 of $2.8 million.

The factors that affected the change in finance income and income before the effect of a change in accounting for postemployment benefits were essentially the same as those affecting the second quarter of 1995 versus 1994.

Liquidity and Capital Resources
- -------------------------------

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility.
PBCC's debt mix was 64 percent short-term and 36 percent long-term at June 30, 1995 and 70 percent short-term and 30 percent long-term at December 31, 1994. PBCC's swap adjusted variable-rate versus fixed-rate debt mix was 52 percent variable-rate and 48 percent fixed-rate at June 30, 1995 and 56 percent variable-rate and 44 percent fixed-rate at December 31, 1994. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 13 of 18

In May 1995, the Company issued $100 million of 6.250 percent notes due in June 1998 and $100 million of 6.625 percent notes due in June 2002.
In June 1995, the Company also issued $25 million of medium-term notes due in June 1998 and $50 million due in June 2000 with a weighted average coupon rate of 6.014 percent.

The Company has $125 million available from a $500 million shelf registration statement filed with the Securities and Exchange Commission in October 1992. The Company also had unused lines of credit and revolving credit facilities totaling $1.59 billion at June 30, 1995, largely supporting its commercial paper borrowings.

The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to control the growth of External large-ticket investments and debt levels.

Additional financing will be arranged as deemed necessary. The Company's borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of External large- and small-ticket financing activity and the refinancing of maturing debt.

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

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 14 of 18

Gross finance assets (gross finance receivables plus unguaranteed residual valuation) at the end of the second quarter of 1995 increased
4.0 percent from December 31, 1994. The increase is principally due to higher levels of new volume in all financing programs. Gross finance assets at June 30, 1995 were 11.4 percent, or $528.6 million higher than June 30, 1994. Overall levels of lease receivables are in line with management's expectations.

The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .64 times at June 30, 1995 and .61 times at December 31, 1994.

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

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 15 of 18

                       Part II - Other Information
                       ---------------------------

Item 1. Legal proceedings

        The Company is a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial position or results of operations.

        Pitney Bowes Inc. has been advised that the Antitrust Division of the United States Department of Justice is conducting a civil investigation of its postage equipment business (including subsidiaries) to determine whether there is, has been, or may be a violation of the surviving provisions of the 1959 consent decree between Pitney Bowes Inc. and the U.S. Department of Justice, and or the antitrust laws. The Company intends to cooperate with the Department's investigation.

Item 6. Exhibits and Reports on Form 8-K

         (a) 1. Financial Statements - see index on page 2

             2. Exhibits (numbered in accordance with Item 601 of
                Regulation S-K)

                Reg. S-K                               Incorporation
                Exhibits  Description                  by Reference
                --------  --------------------------   ----------------

                  (12)    Computation of Ratio of      See Exhibit (i)
                          Earnings to Fixed Charges    on page 17

                  (27)    Financial Data Schedule      See Exhibit (ii)
                                                       on page 18

                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available upon request.

         (b) The Company filed the following Form 8-K current reports with the Securities and Exchange Commission:

                1. On June 28, 1995, the Company filed an Amended and Restated Finance Agreement dated June 12, 1995 with Pitney Bowes Inc.

                2.  On July 11, 1995, the Company filed copies of its
                    6.250 percent Notes due June 1, 1998 and 6.625 percent Notes due June 1, 2002. These notes were issued in global form and have a fixed-rate of interest.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1995
Page 16 of 18





                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                   PITNEY BOWES CREDIT CORPORATION




Date:  August 11, 1995              /s/ G. Kirk Hudson
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