Form 10-Q
period 1995-09-30
PITNEY BOWES CREDIT CORP
filed 1995-11-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549-1004


                        F O R M   10 - Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

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

As of October 31, 1995, 460 shares of common stock, no par value with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 2 of 18



                    Pitney Bowes Credit Corporation
                                Index
                    -------------------------------


                                                            Page Number
                                                            -----------

Part I - Financial Information:

       Item 1. Financial Statements

               Consolidated Statement of Income -
                Three and Nine Months Ended
                September 30, 1995 and 1994 . . . . . .             3

               Consolidated Balance Sheet -
                September 30, 1995 and
                December 31, 1994 . . . . . . . . . . .             4

               Consolidated Statement of Cash Flows -
                Nine Months Ended
                September 30, 1995 and 1994 . . . . . .         5 - 6

               Notes to Consolidated Financial
                Statements  . . . . . . . . . . . . . .         7 - 9

       Item 2. Management's Narrative Analysis of
                the Results of Operations . . . . . . .       10 - 14


Part II - Other Information:

       Item 1. Legal Proceedings  . . . . . . . . . . .            15

       Item 6. Exhibits and Reports on Form 8-K . . . .            15

       Signatures . . . . . . . . . . . . . . . . . . .            16

       Exhibit (i) - Computation of Ratio of Earnings
        to Fixed Charges  . . . . . . . . . . . . . . .            17

       Exhibit (ii) - Financial Data Schedule . . . . .            18

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 3 of 18

                                 Part I - Financial Information

                                 Item 1.  Financial Statements

                                 Pitney Bowes Credit Corporation
                                Consolidated Statement of Income
                                          (Unaudited)
                                --------------------------------
(Dollars in thousands)                         Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                               -------------------           ------------------
                                                  1995        1994              1995       1994
                                               -------     -------           -------    -------
Revenue:
  Finance income . . . . . . . . . . .        $166,294    $147,984          $478,199   $413,250
  Equipment sales. . . . . . . . . . .           2,474           -             2,474     26,961
                                               -------     -------           -------    -------
    Total revenue. . . . . . . . . . .         168,768     147,984           480,673    440,211
                                               -------     -------           -------    -------
Expenses:
  Selling, general and administrative.          34,831      31,582           100,162     84,582
  Depreciation and amortization. . . .           9,238       6,762            23,064     19,158
  Cost of equipment sales. . . . . . .           2,163           -             2,163     25,217
  Provision for credit losses. . . . .          13,315      16,108            38,633     44,082
  Interest . . . . . . . . . . . . . .          51,236      39,825           150,703    109,955
  Nonrecurring items, net (Note 5) . .               -      (3,311)                -     (3,311)
                                               -------     -------           -------    -------
    Total expenses . . . . . . . . . .         110,783      90,966           314,725    279,683
                                               -------     -------           -------    -------
Income before income taxes . . . . . .          57,985      57,018           165,948    160,528
Provision for income taxes . . . . . .          17,984      19,122            52,164     53,992
                                               -------     -------           -------    -------
Income before effect of a change in
  accounting for postemployment
  benefits . . . . . . . . . . . . . .          40,001      37,896           113,784    106,536
Effect of a change in accounting for
  postemployment benefits (Note 4) . .               -           -                 -     (2,820)
                                               -------     -------           -------    -------
Net income . . . . . . . . . . . . . .        $ 40,001    $ 37,896          $113,784   $103,716
                                               =======     =======           =======    =======
Ratio of earnings to fixed charges . .           2.12X       2.42X             2.09X      2.45X
                                               =======     =======           =======    =======

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 4 of 18

                       Pitney Bowes Credit Corporation
                          Consolidated Balance Sheet
                                (Unaudited)
                       -------------------------------

(Dollars in thousands)                          September 30,  December 31,
                                                -------------  ------------
                                                         1995          1994
                                                -------------  ------------
Assets
------
Cash . . . . . . . . . . . . . . . . . . . . . .  $    13,950   $    11,250
                                                   ----------    ----------
Investments:
  Finance assets (Note 2). . . . . . . . . . . .    4,048,557     3,732,790
  Investment in leveraged leases . . . . . . . .      535,386       478,650
  Assets transferred from affiliate. . . . . . .       52,394        30,033
  Investment in operating leases, net of
    depreciation . . . . . . . . . . . . . . . .      110,964        95,684
  Allowance for credit losses. . . . . . . . . .      (97,891)      (95,271)
                                                   ----------    ----------
    Net investments. . . . . . . . . . . . . . .    4,649,410     4,241,886
                                                   ----------    ----------

Other assets . . . . . . . . . . . . . . . . . .      180,825       198,701
                                                   ----------    ----------
    Total assets . . . . . . . . . . . . . . . .  $ 4,844,185   $ 4,451,837
                                                   ==========    ==========
Liabilities
-----------
Senior notes payable within one year (Note 3). .  $ 1,968,900   $ 2,075,591
Short-term notes payable to Pitney Bowes Inc . .      204,500             -
Accounts payable to affiliates . . . . . . . . .      125,700       153,360
Accounts payable and accrued liabilities . . . .      143,559       228,279
Deferred taxes . . . . . . . . . . . . . . . . .      407,409       342,034
Senior notes payable after one year (Note 3) . .    1,020,500       745,500
Subordinated notes payable (Note 3)  . . . . . .      132,995       133,735
                                                   ----------    ----------
    Total liabilities. . . . . . . . . . . . . .    4,003,563     3,678,499
                                                   ----------    ----------
Stockholder's Equity
--------------------
Common stock . . . . . . . . . . . . . . . . . .       46,000        46,000
Capital surplus. . . . . . . . . . . . . . . . .       41,725        41,725
Retained earnings. . . . . . . . . . . . . . . .      752,897       685,613
                                                   ----------    ----------
    Total stockholder's equity . . . . . . . . .      840,622       773,338
                                                   ----------    ----------
    Total liabilities and
    stockholder's equity . . . . . . . . . . . .  $ 4,844,185   $ 4,451,837
                                                   ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 5 of 18

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                    ------------------------------------

(Dollars in thousands)                               Nine Months Ended
                                                       September 30,
                                                 -------------------------
                                                       1995           1994
                                                 ----------     ----------

Cash flows from operating activities:

Net income. . . . . . . . . . . . . . . . . .    $  113,784     $  103,716
Effect of a change in accounting for
 postemployment benefits. . . . . . . . . . .             -          2,820
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for credit losses . . . . . . . .        38,633         44,082
  Cost of equipment sales . . . . . . . . . .         2,163         25,217
  Depreciation and amortization . . . . . . .        23,064         19,158
  Decrease in accounts payable to
   affiliates . . . . . . . . . . . . . . . .       (27,660)       (35,999)
  Decrease in accounts payable and accrued
   liabilities. . . . . . . . . . . . . . . .       (84,720)       (45,363)
  Increase in deferred taxes. . . . . . . . .        65,375         64,780
  Increase in assets transferred from
   affiliate. . . . . . . . . . . . . . . . .       (27,101)       (45,573)
  Other, net. . . . . . . . . . . . . . . . .        (6,161)        (2,851)
                                                  ---------      ---------
  Net cash provided by operating
   activities . . . . . . . . . . . . . . . .        97,377        129,987
                                                  ---------      ---------

Cash flows from investing activities:

  Investment in finance assets  . . . . . . .    (1,083,265)      (797,522)
  Investment in leveraged leases. . . . . . .       (45,499)       (47,972)
  Investment in operating leases. . . . . . .       (27,731)       (44,451)
  Cash receipts collected under financing
   contracts, net of finance income
   recognized . . . . . . . . . . . . . . . .       725,839        727,066
  Investment in mortgage servicing rights . .       (46,268)       (22,503)
  Loans and advances to affiliated companies,
   net. . . . . . . . . . . . . . . . . . . .        63,133         (2,933)
  Additions to equipment and leasehold
   improvements . . . . . . . . . . . . . . .        (6,455)        (3,014)
                                                  ---------      ---------
  Net cash used in investing activities . . .      (420,246)      (191,329)
                                                  ---------      ---------

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 6 of 18

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                    ------------------------------------

(Dollars in thousands)                              Nine Months Ended
                                                      September 30,
                                                -------------------------
                                                      1995           1994
                                                ----------     ----------

Cash flows from financing activities:

  (Decrease) increase in short-term debt. . .      (77,191)        91,192
  Short-term loans from Pitney Bowes Inc. . .      204,500          4,136
  Proceeds from the issuance of senior notes
   payable after one year . . . . . . . . . .      275,000        200,000
  Settlement of long-term debt. . . . . . . .      (29,500)      (200,794)
  Payments to settle subordinated debt. . . .         (740)             -
  Dividends paid to Pitney Bowes Inc. . . . .      (46,500)       (31,500)
                                                 ---------      ---------
  Net cash provided by financing activities .      325,569         63,034
                                                 ---------      ---------

Increase in cash. . . . . . . . . . . . . . .        2,700          1,692
Cash at beginning of period . . . . . . . . .       11,250          6,237
                                                 ---------      ---------
Cash at end of period . . . . . . . . . . . .   $   13,950     $    7,929
                                                 =========      =========

Interest paid . . . . . . . . . . . . . . . .   $  154,059     $  125,509
                                                 =========      =========

Income taxes refunded . . . . . . . . . . . .   $  (30,545)    $   (9,675)
                                                 =========      =========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 7 of 18


                      Pitney Bowes Credit Corporation
                Notes to Consolidated Financial Statements
                ------------------------------------------

Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the Company or PBCC), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations and cash flows for the nine months ended September 30, 1995 and 1994 have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2:
------

The composition of the Company's finance assets is as follows:

(Dollars in thousands)                        September 30,   December 31,
                                              -------------   ------------
Finance Assets                                         1995           1994
                                              -------------   ------------

Gross finance receivables . . . . . . . . . .   $ 4,734,048    $ 4,393,826
Unguaranteed residual valuation . . . . . . .       613,589        573,892
Initial direct cost deferred. . . . . . . . .        90,427         76,322
Unearned income . . . . . . . . . . . . . . .    (1,389,507)    (1,311,250)
                                                 ----------     ----------
  Total finance assets. . . . . . . . . . . .   $ 4,048,557    $ 3,732,790
                                                 ==========     ==========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 8 of 18

Note 3:
------

The composition of the Company's notes payable is as follows:

(Dollars in thousands)                        September 30,    December 31,
                                              -------------    ------------
Senior Notes Payable                                   1995            1994
                                              -------------    ------------
Commercial paper at a weighted average
  interest rate of 5.76% (5.84% in 1994). . .    $1,773,900      $1,865,110
Notes payable against bank lines of
  credit and others at a weighted average
  interest rate of 2.99% (3.63% in 1994). . .       195,000         180,981
Current installment of long-term debt
  due within one year at interest rates of
  6.56% to 6.66%. . . . . . . . . . . . . . .             -          29,500
                                                  ---------       ---------
Total senior notes payable within one year. .     1,968,900       2,075,591
Senior notes payable after one year at
  interest rates of 5.625% to 9.25%
  through 2009. . . . . . . . . . . . . . . .     1,020,500         745,500
                                                  ---------       ---------
Total senior notes payable.                      $2,989,400      $2,821,091
                                                  =========       =========

At September 30, 1995, the Company had outstanding short-term loans from Pitney Bowes, Inc. of $204.5 million at a weighted average interest rate of
5.72 percent.

In May 1995, the Company issued $100 million of 6.250 percent notes due in June 1998 and $100 million of 6.625 percent notes due in June 2002. In June 1995, the Company also issued $25 million of medium-term notes due in June 1998 and $50 million due in June 2000 with a weighted average coupon rate of
6.014 percent.

                                              September 30,    December 31,
                                              -------------    ------------
Subordinated Notes Payable                             1995            1994
                                              -------------    ------------

Non-interest bearing notes due
 Pitney Bowes Inc.  . . . . . . . . . . . . .    $  132,995      $  132,995
12.75% note payable in 1995 . . . . . . . . .             -             740
                                                  ---------       ---------
Total subordinated notes payable. . . . . . .    $  132,995      $  133,735
                                                  =========       =========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 9 of 18

Note 4:
------

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

Note 5:
------

In the third quarter of 1994, a net nonrecurring credit of $3.3 million resulted from a $3.5 million credit to income for changes made to certain postemployment benefits and Pitney Bowes' decision to undertake certain strategic actions which resulted in the Company's establishment of a $.2 million reserve.

Since the first quarter of 1994, the Company's parent Pitney Bowes, as part of its employee work-life initiatives, has actively sought employee input regarding benefits and it was concluded that employees prefer benefits more closely related to their changing work-life needs. As a result, in the third quarter of 1994, Pitney Bowes significantly reduced or eliminated certain postemployment benefits, specifically service-related company-subsidized life insurance, salary continuance and medical benefits, resulting in an after-tax credit to net income of $2.1 million ($3.5 million before applicable income taxes).

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 10 of 18


Item 2.  Management's Narrative Analysis of the Results of Operations
         ------------------------------------------------------------

Results of Operations - third quarter of 1995 compared to third quarter of 1994
-----------------------------------------------------------------------

Income for the third quarter of 1995 was $40.0 million compared to $37.9 million for the same period of 1994, an increase of 5.6 percent. The increase is principally due to higher levels of finance and fee income in addition to lower credit loss provision levels partially offset by higher borrowing costs and higher selling, general and administrative (SG&A) expenses.

Finance income in the third quarter of 1995 increased 12.4 percent to $166.3 million. Finance income for Internal small-ticket financing programs increased 12.3 percent to $74.8 million primarily due to higher fee based programs and higher asset levels partly offset by lower lease rates on new business. Finance income for External large-ticket financing programs increased 22.0 percent to $50.3 million primarily due to higher fee based programs and higher lease rates on new business. Finance income related to External small-ticket financing programs decreased 6.2 percent to $31.2 million primarily due to the impact of the sale of $55.0 million of finance assets in September 1994 partially offset by higher investment levels and higher lease rates in 1995. Exclusive of the September 1994 asset sales impact, financial income for the External small-ticket financing programs would have increased 27.4 percent for the third quarter of 1995. Revenue generated from mortgage servicing increased to $10.0 million in the third quarter of 1995 from $6.9 million in the third quarter of 1994 due to a larger mortgage servicing portfolio.

SG&A expenses were $34.8 million in the third quarter of 1995 compared to $31.6 million for the same period of 1994. SG&A expenses for Internal small-ticket and External large-ticket financing programs increased 9.6 percent to $14.2 million and 26.2 percent to $4.2 million respectively, primarily due to higher personnel related costs. SG&A expenses for External small-ticket financing programs decreased $.3 million to $12.4 million principally due to higher costs related to the sale of finance assets in September 1994 offset by a higher level of marketing fees paid to brokers on higher levels of 1995 new business. SG&A expenses related to mortgage servicing increased $1.5 million to $4.0 million due to higher operating costs associated with the larger mortgage servicing portfolio.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 11 of 18

Amortization of purchased mortgage servicing rights increased to $4.5 million in the third quarter of 1995 compared to $3.1 million in the third quarter of 1994 due to the larger mortgage servicing portfolio. Depreciation on operating leases was $4.1 million in the third quarter of 1995 compared to $2.8 million for the same period of 1994 reflecting a higher operating lease investment balance in 1995. Amortization of deferred costs associated with the Company's participation in a partnership transaction completed in the fourth quarter of 1993, totalled $.6 million for the third quarter of 1995 compared to $.9 million for the third quarter of 1994.

The provision for credit losses for the third quarter of 1995 was $13.3 million compared to $16.1 million in the third quarter of 1994. The provision for Internal small-ticket financing programs increased .2 percent to $8.6 million primarily due to higher investment levels. The provision for External large-ticket financing programs was a credit of $.3 million, compared to a $.1 million credit in 1994, reflecting adjustments for management's current evaluation of expected losses. The provision for the External small-ticket financing programs decreased by $2.6 million to $5.0 million due to the impact of the sale of finance assets in the third quarter of 1994.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses and deferred investment tax credits plus the uncollected principal balance of receivables sold) was 2.03 percent at September 30, 1995 and 2.12 percent at December 31, 1994.

Interest expense was $51.2 million in the third quarter of 1995 compared to $39.8 million in 1994 reflecting higher short-term interest rates as well as higher average borrowings in the third quarter of 1995. The effective interest rate on short-term average borrowings was 5.60 percent for the third quarter of 1995 compared to 4.66 percent for the same period of 1994. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

The effective tax rate for the third quarter of 1995 was 31.0 percent compared to 33.5 percent in 1994. The decrease is principally due to higher tax-exempt income and the impact of the residual portfolio purchase completed in the fourth quarter of 1994.

The Company's ratio of earnings to fixed charges was 2.12 times for the third quarter of 1995 compared to 2.42 times for the same period of 1994 reflecting a higher effective interest rate in 1995.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 12 of 18


Results of Operations - first nine months of 1995 compared to first nine months of 1994
------------------------------------------------------------------------

For the first nine months of 1995 compared to the same period of 1994, finance income increased 15.7 percent, while income before the one-time effect of a change in accounting for postemployment benefits was $113.8 million compared to $106.5 million for the same period of 1994, an increase of 6.8 percent. The prior year period reflects a $2.8 million after-tax charge for the impact of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994.

The factors that affected the change in finance income and income before the effect of a change in accounting for postemployment benefits were essentially the same as those affecting the third quarter of 1995 versus 1994.

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility.
PBCC's debt mix was 66 percent short-term and 34 percent long-term at September 30, 1995 and 70 percent short-term and 30 percent long-term at December 31, 1994. PBCC's swap adjusted variable-rate versus fixed-rate debt mix was 54 percent variable-rate and 46 percent fixed-rate at September 30, 1995 and 56 percent variable-rate and 44 percent fixed-rate at December 31, 1994. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

The Company has $125 million of unissued debt securities available from a $500 million shelf registration statement filed with the Securities and Exchange Commission (SEC) in October 1992. In September 1995, the Company filed another registration statement on Form S-3 with the SEC for an additional $625 million of debt securities which was declared effective November 7, 1995. In November 1995, the Company commenced a $500 million medium-term note offering. The $750 million available under shelf registration statements should meet the Company's long-term financing needs for the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.62 billion at September 30, 1995, largely supporting its commercial paper borrowings. Additional financing will be arranged as deemed necessary. The Company's borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of External large- and small-ticket financing activity and the refinancing of maturing debt.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 13 of 18

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

Gross finance assets (gross finance receivables plus unguaranteed residual valuation) at the end of the third quarter of 1995 increased 7.6 percent from December 31, 1994. The increase is principally due to higher levels of new volume in all financing programs. Gross finance assets at September 30, 1995 were 14.2 percent, or $663.7 million higher than September 30, 1994. The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to control the growth of External large-ticket investments and debt levels. Overall levels of lease receivables are in line with management's expectations.

The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .63 times at September 30, 1995 and .61 times at December 31, 1994.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 14 of 18

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

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 15 of 18

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

         (b) No new reports on Form 8-K were filed for the three months ended September 30, 1995 that have not been disclosed in the prior Form 10-Q.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1995
Page 16 of 18





                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                   PITNEY BOWES CREDIT CORPORATION




Date: November 14, 1995             /s/ G. Kirk Hudson
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