Form 10-K
period 1995-12-31
PITNEY BOWES CREDIT CORP
filed 1996-03-21
CIK 768170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549
                                  FORM 10-K


  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----         EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For The Year Ended December 31, 1995

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

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 21, 1996: None.

As of March 21, 1996, 460 shares of common stock with no par value were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION
                                  FORM 10-K
                                  1995 INDEX
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

 3.  Legal proceedings  . . . . . . . . . . . . . . . . . .        11

 4.  Submission of matters to a vote of security holders  .        12

                                  Part II

 5.  Market for the registrant's common equity and related
      stockholder matters . . . . . . . . . . . . . . . . .        12

 6.  Selected financial data  . . . . . . . . . . . . . . .        13

 7.  Management's discussion and analysis of financial
      condition and results of operations . . . . . . . . .        14

 8.  Financial statements and supplementary data  . . . . .        22

 9.  Changes in and disagreements with accountants on
      accounting and financial disclosure . . . . . . . . .        50

                                Part III

10.  Directors and executive officers of the Registrant . .        50

11.  Executive compensation . . . . . . . . . . . . . . . .        50

12.  Security ownership of certain beneficial owners and
      management  . . . . . . . . . . . . . . . . . . . . .        50

13.  Certain relationships and related transactions . . . .        50

                                  Part IV

14.  Exhibits, financial statement schedules and reports on
      Form 8-K  . . . . . . . . . . . . . . . . . . . . . .        50

     Index to Exhibits  . . . . . . . . . . . . . . . . . .        51

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . .        53

                                  Part I

Item 1.  Business
         --------

                                 GENERAL
                                 -------

Pitney Bowes Credit Corporation (the Company or PBCC) operates primarily in the United States and is a wholly-owned subsidiary of Pitney Bowes Inc. (PBI or Pitney Bowes). The Company is principally engaged in the business of providing lease financing for PBI products as well as other financial services in the commercial and industrial, and mortgage servicing markets.

The Internal Financing Division of PBCC provides marketing support to PBI and its discontinued subsidiaries Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch), both of which were sold in 1995. Equipment leased or financed for these Internal Division programs include mailing, paper handling and shipping equipment, scales, copiers, facsimile units, voice processing systems and retail price marking and identification equipment. The transaction size for this equipment generally ranges from $500 to $500,000, although historically most transactions have occurred in the $1,000 to $10,000 range, with lease terms generally from 36 to 60 months.

PBCC's External Financing Division operates in the commercial and industrial market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. Products financed through the External Financing Division large-ticket financing programs include both commercial and non-commercial aircraft, over-the-road trucks and trailers, railcars and locomotives, and high-technology equipment such as data processing and communications equipment. Transaction sizes (other than aircraft leases) range from $50,000 to several million dollars, with lease terms generally from 36 to 180 months.
Aircraft transaction sizes range from $1 million to $24 million for non-commercial aircraft and up to $43 million for commercial aircraft. Lease terms are generally between five and 12 years for non-commercial aircraft and from ten to 25 years for commercial aircraft. The Company has also participated in ten commercial aircraft leveraged lease transactions with a total investment of $266.8 million at December 31, 1995. The Company's External Financing Division has also participated, on a select basis, in certain other types of financial transactions including: sale of certain lease transactions, senior secured loans in connection with acquisition, leveraged buyout and recapitalization financings, and certain project financings.

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

Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of PBCC, located in Tualatin, Oregon operates in the small-ticket external market. CPLC provides lease financing services to small- and medium-sized businesses throughout the United States, marketing exclusively through a nationwide network of brokers and independent lessors. Transaction sizes range from $2,000 to $250,000, with lease terms generally from 24 to 60 months.

CPLC and CVF are reported as "External small-ticket programs" in this Annual Report.

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

Financial Structures Limited (FSL), a wholly-owned and independent subsidiary of PBCC, was incorporated in Bermuda in June, 1995. FSL provides residual value insurance to unaffiliated third parties, including manufacturers, financial institutions and leasing companies involved in financing transactions. FSL plans on mitigating its guaranteed residual risk by diversifying its portfolio by both asset type and maturity date.

Substantially all lease financing is done through full payout leases or security agreements whereby PBCC recovers its costs plus a return on investment over the initial, noncancelable term of the contract. The Company has also entered into a limited amount of leveraged and operating lease structures.

The Company's gross finance assets (contracts receivable plus estimated residual values) outstanding for Internal and External financing programs at December 31, 1991 through 1995 are presented in Item 6, Selected Financial Data. Total Company gross finance assets at December 31, 1995 were $5.5 billion of which approximately 29 percent were related to mailing, paper handling and shipping products, 16 percent were commercial aircraft, 12 percent were railcars, seven percent were data processing equipment products, six percent were copier and office equipment and four percent were over-the-road trucks and trailers. In 1995, total gross finance contracts acquired excluding assets held for sale amounted to $2.2 billion compared to $1.6 billion in 1994.
External large-ticket programs accounted for 26 percent of gross finance contracts acquired in 1995 compared to 23 percent in 1994.


As of December 31, 1995, PBCC had approximately 606,000 active accounts compared with 548,000 active accounts at December 31, 1994.

At December 31, 1995, PBCC's largest customer accounted for $167.7 million, or 3.5 percent of gross finance receivables, and the Company's ten largest customers accounted for $840.8 million in gross finance receivables, or 17.5 percent of the receivable portfolio.

                        CREDIT EXPERIENCE
                        -----------------

The percent of receivables over 30 days delinquent was 2.3 percent at both December 31, 1995 and 1994, respectively, compared to 1.9 percent at December 31, 1993.

                         CREDIT POLICIES
                         ---------------

PBCC's management and Board of Directors establish credit approval limits at regional, divisional, subsidiary and corporate levels based on the credit quality of the customer and the type of equipment financed. The Company and PBI have established an Automatic Approval Program (AAP) for certain products within the Internal Financing Division. The AAP dictates the criteria under which PBCC will accept a customer without performing the Company's usual credit investigation. The AAP considers criteria such as maximum equipment cost, a customer's time in business and current payment experience with PBCC.

PBCC bases credit decisions primarily on a customer's financial strength. However, with the Company's External Financing Division programs, collateral values may also be considered.

                         LOSS EXPERIENCE
                         ---------------

PBCC has charged against the allowance for credit losses $52.5 million, $59.2 million and $51.1 million in 1995, 1994 and 1993, respectively. The decrease in write-offs in 1995 was primarily due to lower write-offs related to assets purchased from the Company's German affiliate, which totaled $14.2 million in 1995 compared to $25.2 million in 1994, partially offset by higher write-offs in the Internal Financing Division. Excluding the losses related to assets purchased from the Company's German affiliate, losses as a percentage of average net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) were .81 percent for both 1995 and 1994 and
1.03 percent for 1993. For further information see Note 5 and Note 7 to the Company's consolidated financial statements.

                RELATIONSHIP WITH PITNEY BOWES INC.
                -----------------------------------

PBCC is PBI's domestic finance subsidiary and provides the largest financing support of PBI's business equipment, business services and commercial and industrial segments. Approximately 13 percent of PBI's consolidated revenue from continuing operations in both 1995 and 1994 and 14 percent in 1993 resulted from continuing operations' equipment sales made to PBCC for lease to third parties.

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

The Pitney Bowes Copier Division does not remanufacture used copier equipment; therefore copier equipment is excluded from the buyback arrangement described above. There is no AAP for copier equipment. All copier equipment lease transactions are subject to the Company's standard credit review investigation.

In 1994, Pitney Bowes announced that it had refined its strategic focus to capitalize on its strengths and competitive position by concentrating its energies and resources on products and services which facilitate the preparation, organization, movement, delivery, tracking, storage and retrieval of documents, packages, letters and other materials, in hard copy and digital form for its customers. As a result, it sold its Monarch and Dictaphone subsidiaries in June 1995 and August 1995, respectively. For the purpose of this Annual Report, Monarch and Dictaphone are still included as part of the Internal Financing Division results and are classified as part of PBI's discontinued operations. In connection with this change in PBI's business focus, Dictaphone paid PBCC $11.2 million in January 1995 to terminate its obligations under the buyback agreement. Under modified operating agreements, PBCC continues to provide uninterrupted financing programs to both Monarch and Dictaphone.

Finance Agreement: Pursuant to the Amended and Restated Finance Agreement (the Finance Agreement) dated June 12, 1995, between PBI and PBCC, PBI has agreed to retain, directly or indirectly, ownership of the majority of the outstanding shares of capital stock of the Company having voting power in the election of directors, to make payments, if necessary, to enable the Company to maintain a ratio of income available for fixed charges as defined to such fixed charges of 1.25 to 1 as of the end of each fiscal quarter, and to provide or cause to be provided funds sufficient to make timely payment of any principal, interest or premium in respect of any of the Company's indebtedness for borrowed money that has the benefit of the Finance Agreement if the Company is unable to make such payment.

Under the terms of the Finance Agreement and the Indenture dated as of November 1, 1995, between the Company and Chemical Bank, as Trustee (the 1995 Indenture), the Finance Agreement may not be amended, in any material respect, or terminated while the Company has any series of debt securities issued under the 1995 Indenture or any series of other debt outstanding that is, by its express terms, entitled to the provisions of the Finance Agreement unless at least two nationally recognized statistical rating agencies that have been rating such series of debt, confirm that their ratings for such series of debt will not be downgraded as a result or the holders of at least a majority of the outstanding principal amount of such series of debt have consented in writing.

Under the Indenture dated as of May 1, 1985 (together with all Supplemental Indentures as noted in Part IV Item 14(a) 3, the Indenture), between PBCC and Bankers Trust Company, as Trustee (the Trustee), PBCC agreed it would not waive compliance with, or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the Indenture. In addition, PBI has entered into a Letter Agreement with the Trustee pursuant to which it agreed, among other things, that if would not default under the Finance Agreement nor terminate the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities issued under the Indenture.

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

Real Estate Transactions: During 1993, PBCC received $2.4 million from PBI representing a contribution to capital surplus of the Company in connection with investments in real estate financing projects. When the Company entered into real estate lease financing, PBI agreed to make capital contributions up to a maximum of $15.0 million to provide a portion of the financing for such transactions, of which $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue to make capital contributions. There were no capital contributions made in 1995 or 1994.

                          PITNEY BOWES INC.
                          -----------------

PBI, a Delaware corporation organized in 1920, is listed on the New York Stock Exchange. Headquartered in Stamford, Connecticut, PBI employs approximately 27,700 people throughout the United States, Europe, Canada, Australia and other countries. PBI operates within three industry segments: business equipment, business services and commercial and industrial financing.

The business equipment segment includes: postage meters and mailing equipment, production mail systems, shipping and facsimile systems, copiers and copier supplies and related financing. In accordance with postal regulations, postage meters may not be sold in the United States; they are rented to users and therefore are not subject to lease by PBCC.

The business services segment includes: mailroom, reprographics and related facilities management services, and mortgage servicing.

The commercial and industrial financing segment provides financial services for the domestic commercial and industrial markets.

As of December 31, 1995, PBI and its consolidated subsidiaries had total assets of $7.8 billion and stockholders' equity of $2.1 billion. For the year ended December 31, 1995, PBI's consolidated revenue and income from continuing operations were $3.6 billion and $407.7 million, respectively, compared with $3.3 billion and $348.4 million for 1994.

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

While financing rates are generally considered by customers to be the principal factor in choosing a financing source, the Company believes there are additional important factors related to a customer's decision, including simplicity of documentation, flexibility and ease of doing business over the duration of the contract. PBCC seeks to distinguish itself from its competition by providing excellent service to its customers. PBCC considers its documentation and systems to be among the best in the industry. The Company has an established communication network in its regional offices to eliminate costly delays and to increase the quality of service offered to customers and vendors.

PBI has historically been a leading supplier of certain products and services in its business segments, particularly postage meters and mailing machines. However, it has strong competition in all segments from a number of companies. In the United States, PBI is facing competition for new placements from several postage meter and mailing machine suppliers, and its mailing systems products face some competition from products and services offered as alternative means of message communications. PBI's long experience and reputation for product quality, and its sales and support service organizations, along with PBCC, are believed to be important factors in influencing customer choices with respect to its products and services.

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

                        EMPLOYEE RELATIONS
                        ------------------

At December 31, 1995, 885 people were employed by the Company and its subsidiaries. Employee relations are considered to be highly satisfactory. Management follows the policy of keeping employees informed of its decisions, and encourages and implements suggestions whenever practicable.

Item 2.  Properties
         ----------

All of the Company's office space is occupied under operating leases with original terms ranging from one to eight years. PBCC's executive and administrative offices are located in Norwalk, Connecticut. PBCC has three regional offices located throughout the United States and six district sales offices located in or near major metropolitan areas. Colonial Pacific Leasing Corporation's executive and administrative offices are located in Tualatin, Oregon. Atlantic Mortgage & Investment Corporation's executive and administrative offices are located in Jacksonville, Florida.

Item 3.  Legal proceedings
         -----------------

From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under vendor, insurance or other contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial position or results of operations.

Pitney Bowes has been advised that the Antitrust Division of the U.S. Department of Justice is conducting a civil investigation of its postage equipment business (including subsidiaries) to determine whether there is, has been, or may be a violation of the surviving provisions of the 1959 consent decree between Pitney Bowes and the U.S. Department of Justice, and/or the antitrust laws. The Company intends to cooperate with the Department's investigation.

Item 4.  Submission of matters to a vote of security holders
         ---------------------------------------------------

Omitted pursuant to General Instruction J.

                               Part II

Item 5.  Market for the registrant's common equity and
         related stockholder matters
         ------------------------------------------------

All of the Company's common stock is owned by Pitney Bowes Inc. Accordingly, there is no public trading market for the Company's common stock. The Board of Directors declared and the Company paid dividends to PBI in amounts totaling $62.0 million in 1995, $42.0 million in 1994 and $36.0 million in 1993. The Company intends to continue to pay dividends to PBI in 1996.

Item 6.  Selected financial data
         -----------------------

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed financial statements and related notes thereto included under Item 8 of this report.
(Dollars in thousands)                                                              December 31
                                                   -----------------------------------------------------------------------
For the Year                                              1995           1994           1993           1992           1991
------------                                        ----------     ----------     ----------     ----------     ----------
Gross finance contracts acquired                   $ 2,158,549    $ 1,627,974    $ 1,405,516    $ 1,425,450    $ 1,472,575
                                                    ==========     ==========     ==========     ==========     ==========

Finance income                                     $   673,014    $   560,216    $   513,454    $   494,494    $   460,644
Equipment sales                                          2,687         45,747              -              -              -
Selling, general and administrative expenses           149,483        113,453         99,332         90,079         82,969
Depreciation and amortization                           32,031         26,497         16,545         13,936         12,750
Cost of equipment sales                                  2,214         43,039              -              -              -
Provision for credit losses                             58,549         56,133         70,245         58,181         48,943
Interest expense                                       202,090        151,239        137,372        146,594        167,236
Nonrecurring items, net                                      -         (3,311)             -              -              -
                                                    ----------     ----------     ----------     ----------     ----------
Income before income taxes                             231,334        218,913        189,960        185,704        148,746
Provision for income taxes                              72,678         71,820         66,475         64,942         55,589
                                                    ----------     ----------     ----------     ----------     ----------
Income before effect of accounting changes             158,656        147,093        123,485        120,762         93,157
Effect of accounting changes (1)                             -         (2,820)             -         (1,866)             -
                                                    ----------     ----------     ----------     ----------     ----------
Net income                                         $   158,656    $   144,273    $   123,485    $   118,896    $    93,157
                                                    ==========     ==========     ==========     ==========     ==========
Ratio of earnings to fixed charges (2)                   2.14X          2.43X          2.37X          2.25X          1.88X

At Year End
-----------
Gross finance assets
 Internal small-ticket programs                    $ 1,872,593    $ 1,697,890    $ 1,497,678    $ 1,342,622    $ 1,294,852
 External large-ticket programs                      2,574,338      2,485,419      2,415,370      2,399,918      2,310,174
 External small-ticket programs                      1,003,702        746,689        670,771        623,403        541,837
                                                    ----------     ----------     ----------     ----------     ----------
Total gross finance assets                           5,450,633      4,929,998      4,583,819      4,365,943      4,146,863
Unearned income                                     (1,333,280)    (1,234,928)    (1,173,297)    (1,204,261)    (1,159,214)
                                                    ----------     ----------     ----------     ----------     ----------
Finance assets                                     $ 4,117,353    $ 3,695,070    $ 3,410,522    $ 3,161,682    $ 2,987,649
                                                    ==========     ==========     ==========     ==========     ==========
Investment in leveraged leases                     $   562,500    $   478,650    $   298,914    $   274,846    $   197,338
                                                    ==========     ==========     ==========     ==========     ==========
Investment in operating leases, net                $   114,587    $    95,684    $    63,899    $    45,432    $    58,213
                                                    ==========     ==========     ==========     ==========     ==========
Allowance for credit losses                        $  (101,355)   $   (95,271)   $   (98,311)   $   (79,177)   $   (67,515)
                                                    ==========     ==========     ==========     ==========     ==========
Total assets                                       $ 5,057,874    $ 4,451,837    $ 3,931,462    $ 3,618,164    $ 3,233,056
                                                    ==========     ==========     ==========     ==========     ==========
Senior notes payable
 Within one year                                   $ 2,122,880    $ 2,075,591    $ 1,735,607    $ 1,475,630     $1,457,600
 After one year                                      1,020,500        745,500        775,295        857,278        775,000
                                                    ----------     ----------     ----------     ----------     ----------
Total senior notes payable                         $ 3,143,380    $ 2,821,091    $ 2,510,902    $ 2,332,908    $ 2,232,600
                                                    ==========     ==========     ==========     ==========     ==========
Subordinated notes payable                         $   170,857    $   133,735    $   108,834    $    86,734    $    75,487
                                                    ==========     ==========     ==========     ==========     ==========
Stockholder's equity                               $   869,994    $   773,338    $   671,065    $   581,138    $   489,914
                                                    ==========     ==========     ==========     ==========     ==========
Debt to equity                                          3.81:1         3.82:1         3.90:1         4.16:1         4.71:1

(1) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 entitled "Employers'
Accounting for Postemployment Benefits" (FAS 112).  Effective January 1, 1992, the Company adopted Statement of Financial
Accounting Standards No. 106 entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106).
For further discussion, see Note 17 to the Company's consolidated financial statements.

(2) In computing the ratio of earnings to fixed charges, earnings have been calculated by adding to earnings before income taxes the amount of fixed charges.  Fixed charges consist of interest on debt and a portion of net rental expense deemed to represent interest.

                                 -13-

Item 7. Management's discussion and analysis of financial condition and results of operations
         -----------------------------------------------------------

Events Impacting Comparability
------------------------------

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), as of January 1, 1994. FAS 112 requires that postemployment benefits be recognized on the accrual basis of accounting. The effect of adopting FAS 112 in the first quarter of 1994 was a one-time non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes). Additional information with respect to accounting for postemployment benefits is disclosed in Note 17 to the Company's consolidated financial statements.

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

Accounting Changes
------------------

In addition to the adoption of FAS 112 in 1994, as discussed in Events Impacting Comparability, the Company also adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" in 1994. In May 1993, Statement of Financial Accounting Standards No. 114, (FAS 114) "Accounting by Creditors for Impairment of a Loan" was issued. Subsequently, in October 1994 an amendment of FAS 114, Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" was issued. Both statements were adopted by the Company in 1995 with no material
effect to the Company's reported results.   In 1995, Statement of
Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement of Financial Accounting Standards No. 122,"Accounting for Mortgage Servicing Rights" were issued and will be adopted as required beginning January 1, 1996. Neither of these pronouncements is expected to materially affect the Company's financial position or results of operations.

Results of Operations
---------------------

The Company's finance income increased 20.1 percent to $673.0 million in 1995 compared with $560.2 million in 1994, which was up 9.1 percent from 1993. Finance income for Internal small-ticket financing programs increased 12.8 percent to $300.7 million in 1995 compared with $266.5 million in 1994, which was up 1.7 percent from 1993. The increase in 1995 is primarily due to higher investment levels and higher income from fee-based programs. Finance income for Internal small-ticket financing programs for 1993 included the impact of the sale of finance assets which increased finance income $11.2 million. Excluding the sale of finance assets in 1993, finance income for Internal small-ticket financing programs would have increased 6.3 percent in 1994. Finance income for External large-ticket financing programs increased 17.4 percent to $195.9 million in 1995 compared with $166.9 million in 1994, which was up 12.6 percent from 1993. The increase in 1995 compared with 1994 is primarily due to higher income from fee-based programs and slightly higher investment levels partly offset by lower lease rates on new business. Finance income for External small-ticket financing programs increased 36.8 percent to $139.3 million in 1995 compared with $101.8 million in 1994, which was up 17.6 percent from 1993. The increase in 1995 as compared to 1994 is due to higher investment levels, higher lease rates on new business and higher income from fee-based programs. Income from fee-based programs include the gain from the sale of $100 million and $55 million of External small-ticket finance assets in 1995 and 1994, respectively. Excluding the sale of finance assets, finance income for External small-ticket financing programs would have increased 29.5 percent in 1995 and 7.4 percent in 1994. Revenue generated from mortgage servicing increased 48.4 percent to $37.1 million in 1995 compared with $25.0 million in 1994, which was up 50.3 percent from 1993. The increases for the current and prior years are due to a growing mortgage servicing portfolio and is consistent with the Company's strategy to increase its fee-based programs.

During 1995, the Company sold operating lease assets which generated $2.7 million in revenue compared to $45.7 million in 1994. The cost of such equipment sales was $2.2 million in 1995 and $43.0 million in 1994.

Selling, general and administrative (SG&A) expenses increased 31.8 percent to $149.5 million in 1995 compared with $113.5 million in 1994, which was up 14.2 percent from 1993. SG&A expenses for Internal small-ticket financing programs increased 3.9 percent to $56.2 million in 1995 compared to $54.1 million in 1994, which was
2.3 percent above 1993. The increase over the last two years is principally due to higher personnel related costs and to a lesser degree higher sales assistance fees paid to PBI in 1995. SG&A expenses for External large-ticket financing programs increased
24.9 percent to $17.3 million in 1995 compared with $13.8 million in 1994, which was up 8.2 percent from 1993. The increase in 1995 is due to higher personnel related costs and higher utilization of Corporate systems and legal resources and support. SG&A expenses for External small-ticket financing programs increased 74.6 percent to $61.7 million in 1995 compared with $35.4 million in 1994, which was up 37.4 percent from 1993. The increases in 1995 and 1994 are primarily due to higher marketing fees paid to brokers and impact of the sales of finance assets in both years. Excluding the sale of finance assets, SG&A for External small-ticket financing programs would have increased 58.6 percent in 1995 and 21.3 percent in 1994. SG&A expenses related to mortgage servicing increased
37.2 percent to $14.0 million in 1995 compared with $10.2 million in 1994, which was up 28.4 percent from 1993 primarily due to a growing mortgage servicing portfolio. SG&A expenses related to the start-up of residual value operations in 1995 were $.3 million.

The Company entered the operating lease business on a limited basis in 1990. Depreciation on operating leases was $13.5 million in 1995 and $11.6 million in 1994 reflecting a higher operating lease investment balance during 1995. Amortization of purchased mortgage servicing rights was $16.1 million in 1995 compared to $11.2 million in 1994. This increase is principally due to a larger mortgage servicing portfolio in 1995. In the fourth quarter of 1993, the Company completed a transaction whereby it contributed certain commercial aircraft, subject to direct finance leases, to a majority-owned partnership. Partnership fees incurred in connection with this transaction are amortized over the term of the transaction. Amortization of such fees was $2.4 million in 1995 compared to $3.7 million in 1994.

The provision for credit losses in 1995 increased 4.3 percent to $58.5 million compared to $56.1 million for 1994, which decreased
20.1 percent from 1993. The provision for credit losses for the Internal small-ticket financing programs increased 5.4 percent to $34.2 million in 1995 compared with a provision of $32.5 million in 1994, which had increased 5.6 percent from 1993. The provision for credit losses for the External small-ticket financing programs increased 18.4 percent to $26.2 million in 1995 compared with $22.1 million in 1994, which decreased 36.8 percent from 1993. The increase for both small-ticket financing programs in 1995 is principally due to higher earning asset levels and the impact of finance asset sales in 1995 and 1994. Excluding the impact of asset sales, the provision for credit losses for the External small-ticket programs would have increased 6.3 percent in 1995.
The provision for credit losses for the External large-ticket financing programs was a credit of $1.9 million in 1995 compared with a provision of $1.5 million in 1994, reflecting adjustments for management's current evaluation of expected losses.

As disclosed in previous filings, in December 1992, as part of the restructuring of its German affiliate, Adrema Leasing Corporation (Adrema), the Company purchased certain finance receivables and other assets from Adrema. Based on the evaluation of these assets, Pitney Bowes and the Company believe that sufficient reserves for credit losses are in place to provide for currently expected losses. As part of the orderly liquidation of assets from leasing non-Pitney Bowes products in Germany, Adrema continues to bill and collect accounts and repossess and remarket collateral where possible over the remainder of the lease terms. The Company continues to scrutinize the circumstances surrounding the losses and evaluate actions that can be taken against former Adrema management and other related parties.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 2.00 percent at December 31, 1995, 2.12 percent at December 31, 1994 and 2.44 percent at December 31, 1993. PBCC charged $52.5 million, $59.2 million and $51.1 million against the allowance for credit losses in 1995, 1994 and 1993, respectively. These write-offs included $14.2 million, $25.2 million and $11.2 million in 1995, 1994 and 1993, respectively, which were related to assets purchased from Adrema.

Interest expense was $202.1 million in 1995 compared with $151.2 million in 1994, an increase of 33.6 percent. The increases in both 1995 and 1994 reflect higher weighted average short-term interest rates, together with higher average borrowings required to fund additional investment in earning assets. The effective interest rate on short-term average borrowings was 5.50 percent in 1995 compared to 4.19 percent in 1994 and 3.05 percent in 1993.
The Company does not match fund its financing investments and does not apply different interest rates to its various financing programs.

During the third quarter of 1994, the Company recorded a nonrecurring $3.3 million pretax credit resulting mainly from a $3.5 million credit to income due to changes made by the Company's parent, Pitney Bowes, related to certain postemployment benefits partly offset by charges related to Pitney Bowes' continued refinement of its strategic focus as outlined in Note 18 to the Company's consolidated financial statements.

The effective tax rate for 1995 was 31.4 percent compared to 32.8 percent for 1994 and 35.0 percent in 1993. The lower effective tax rate is primarily due to the reduction in current period tax liabilities associated with the purchase of a lease portfolio in the fourth quarter of 1994, combined with higher tax-exempt finance income and lower state and local income tax payments.

Income before effect of accounting change increased 7.9 percent to $158.7 million in 1995 compared with $147.1 million in 1994, which excluding the impact of the Tax Act was up 10.8 percent from 1993. The increase in 1995 is primarily attributable to higher investment levels and additional fee-based income, partly offset by higher short-term interest rates and higher SG&A, depreciation and amortization expenses. The marginal increase in income before effect of accounting change between 1994 and 1993 reflects the impact of the Tax Act in 1993.

The Company's ratio of earnings to fixed charges was 2.14 times for 1995 compared with 2.43 times for 1994 and 2.37 times for 1993.

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements (interest rate swaps) to control its sensitivity to interest rate volatility. PBCC's debt mix was 66 percent short-term and 34 percent long-term at December 31, 1995 and 70 percent short-term and 30 percent long-term at December 31, 1994. The Company utilizes interest rate swaps when it considers the economic benefits to be favorable. Interest rate swaps have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available without the interest rate swap. PBCC's swap-adjusted fixed rate versus variable rate debt mix was 57 percent variable rate and 43 percent fixed rate at December 31, 1995 and 59 percent variable rate and 41 percent fixed rate at December 31, 1994. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

In May 1995, the Company issued $100 million of 6.250 percent notes due in June 1998 and $100 million of 6.625 percent notes due in June 2002. In June 1995, the Company also issued $25 million of medium-term notes due in June 1998 and $50 million due in June 2000 with a weighted average coupon rate of 6.014 percent.

The Company has $750 million of unissued debt securities available from a shelf registration statement filed with the Securities and Exchange Commission in September 1995. Up to $500 million of medium-term notes may be offered under this registration statement. The $750 million available under this shelf registration statement should meet the Company's financing needs for the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.62 billion at December 31, 1995, largely supporting its commercial paper borrowings.

In January 1994, the Company sold approximately $88 million of assets with recourse in a privately-placed transaction with a third-party investor. These assets, representing finance receivables and other assets, were previously transferred in December 1992 from the Company's German affiliate, Adrema Leasing Corporation. This transaction had no material effect on the Company's results. Additionally, during 1995, 1994 and 1993, the Company sold approximately $100 million, $55 million and $26 million, respectively, of External small-ticket finance assets with recourse in privately-placed transactions with third-party investors. The proceeds from the sale of these assets were used to repay a portion of the Company's commercial paper borrowings. The uncollected principal balance of receivables sold at December 31, 1995 and 1994 was $149 million and $160 million, respectively.

The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to control the growth of External large-ticket investments and debt levels.

Additional financing will continue to be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes and its subsidiaries, the level of External Division financing activity, capitalization of any fee-based business initiatives and the refinancing of maturing debt.

The Company's utilization of derivative instruments is currently limited to interest rate swap agreements (interest rate swaps) and foreign currency exchange forward contracts (foreign currency contracts). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is considered minimal. See Note 12 to the Company's consolidated financial statements for further information regarding derivative instruments.

The Company's liquidity ratio (finance contracts receivable plus residuals expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .61 times at both December 31, 1995 and 1994, respectively.

Under the Finance Agreement between Pitney Bowes and the Company, Pitney Bowes is obligated on a quarterly basis to make payments to the extent necessary, so that the Company's income available for fixed charges for the preceding one year period shall not be less than 1.25 times its fixed charges. Pitney Bowes has also agreed to make any past due principal, interest or premium payments on behalf of PBCC in respect to all approved debt and/or commercial paper, in the event that PBCC is unable to make such payments. To date, no such payments from Pitney Bowes have been required.

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

Legal, Environmental and Regulatory Matters
-------------------------------------------

From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under vendor, insurance or other contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial position or results of operations.

Pitney Bowes has been advised that the Antitrust Division of the U.S. Department of Justice is conducting a civil investigation of its postage equipment business (including subsidiaries) to determine whether there is, has been, or may be a violation of the surviving provisions of the 1959 consent decree between Pitney Bowes and the U.S. Department of Justice, and/or the antitrust laws. The Company intends to cooperate with the Department's investigation.

Pitney Bowes is subject to Federal, state and local laws and regulations concerning the environment, and is currently participating in administrative or court proceedings, which are at various stages of activity, as a participant in various groups of potentially responsible parties. Based on facts presently known to it, PBI does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

On June 9, 1995, the United States Postal Service (U.S.P.S.) issued final regulations addressing the manufacture, distribution and use of postage meters. The regulations cover four general categories: meter security, administrative controls, Computerized Meter Resetting Systems (C.M.R.S.) and other issues. In general, the regulations impose reporting and performance obligations on meter manufacturers, prescribe potential administrative sanctions for failure to meet these obligations and require a restructuring of the fund management system of C.M.R.S., such as PBI's Postage by Phone(R) System, to give the U.S.P.S. more direct control over meter licensee deposits. PBI is working with the U.S.P.S. to ensure that the implementation of these regulations provides mailing customers and the U.S.P.S. with the intended benefits, and that Pitney Bowes also benefits. PBI believes that the financial impact resulting from the implementation of these regulations will not be material.

Pitney Bowes is also currently working with the U.S.P.S. to devise a multi-year migration schedule to phase out mechanical meters and replace them with electronic meters in a manner that is most beneficial and least disruptive to the operations of PBI's customers. This is consistent with Pitney Bowes' strategy of introducing new technology into the market place to add value to customer operations and meet postal needs. This strategy and PBI's long-term focus has resulted in an increase in the percentage of the electronic meter base in the U.S. from six percent of the overall base in 1986 to nearly 50 percent of the installed meter base in 1995. Until such time as a final meter migration schedule is promulgated, the financial impact, if any, on PBI cannot be determined; but, it is currently the belief of PBI that the migration plan will not cause a material adverse financial impact.

------------------------------------------------------------------

The Company wishes to caution readers that any forward-looking statements contained in this Form 10-K or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial results and could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company - the level of business and financial performance of Pitney Bowes; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the level of write-offs and the Company's associated collection and asset management efforts.

Item 8.  Financial statements and supplementary data
         -------------------------------------------




Report of Independent Accountants




To the Stockholder and Board of Directors of Pitney Bowes Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on pages 50 and 51 present fairly, in all material respects, the financial position of Pitney Bowes Credit Corporation and its subsidiaries (the "Company") at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 17 to the consolidated financial statements, the Company adopted a new accounting standard for postemployment benefits in 1994.


PRICE WATERHOUSE LLP



Stamford, Connecticut
January 29, 1996

Pitney Bowes Credit Corporation
Consolidated Statement of Income
(Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                   1995              1994             1993
Revenue
  Finance income                                                      $673,014          $560,216         $513,454
  Equipment sales                                                        2,687            45,747                -
                                                                       -------           -------          -------
    Total revenue                                                      675,701           605,963          513,454
                                                                       -------           -------          -------
Expenses
  Selling, general and administrative                                  149,483           113,453           99,332
  Depreciation and amortization                                         32,031            26,497           16,545
  Cost of equipment sales                                                2,214            43,039                -
  Provision for credit losses                                           58,549            56,133           70,245
  Interest                                                             202,090           151,239          137,372
  Nonrecurring items, net                                                    -            (3,311)               -
                                                                       -------           -------          -------
    Total expenses                                                     444,367           387,050          323,494
                                                                       -------           -------          -------
Income before income taxes                                             231,334           218,913          189,960
Provision for income taxes                                              72,678            71,820           66,475
                                                                       -------           -------          -------
Income before effect of accounting
  change                                                               158,656           147,093          123,485
Effect of accounting change                                                  -            (2,820)               -
                                                                       -------           -------          -------
Net income                                                            $158,656          $144,273         $123,485
                                                                       =======           =======          =======

Consolidated Statement of Retained Earnings
(Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------

Years Ended December 31                                                   1995              1994             1993

Retained earnings at beginning
 of year                                                              $685,613          $583,340         $495,855
Net income for the year                                                158,656           144,273          123,485
Dividends paid to Pitney Bowes Inc.                                    (62,000)          (42,000)         (36,000)
                                                                       -------           -------          -------
Retained earnings at end of year                                      $782,269          $685,613         $583,340
                                                                       =======           =======          =======

The accompanying notes are an integral part of the financial statements.

Pitney Bowes Credit Corporation
Consolidated Balance Sheet
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

December 31                                                                             1995                   1994

Assets
Cash                                                                             $    10,129            $    11,250
                                                                                  ----------             ----------

Investments:
  Finance assets                                                                   4,117,353              3,695,070
  Investment in leveraged leases                                                     562,500                478,650
  Assets transferred from affiliate                                                   53,717                 30,033
  Investment in operating leases, net of
    accumulated depreciation: 1995,
    $51,657; 1994, $40,500                                                           114,587                 95,684
  Allowance for credit losses                                                       (101,355)               (95,271)
                                                                                  ----------             ----------
    Net investments                                                                4,746,802              4,204,166
                                                                                  ----------             ----------
Assets held for sale                                                                  71,917                 37,720
Other assets                                                                         229,026                198,701
                                                                                  ----------             ----------
Total assets                                                                     $ 5,057,874            $ 4,451,837
                                                                                  ==========             ==========

Liabilities

Senior notes payable within one year                                             $ 2,122,880            $ 2,075,591
Short-term notes payable to affiliates                                               149,709                      -
Accounts payable to affiliates                                                       127,007                153,360
Accounts payable and accrued liabilities                                             155,603                228,279
Deferred taxes                                                                       441,324                342,034
Senior notes payable after one year                                                1,020,500                745,500
Subordinated notes payable                                                           170,857                133,735
                                                                                  ----------             ----------
  Total liabilities                                                                4,187,880              3,678,499
                                                                                  ----------             ----------

Stockholder's Equity

Common stock                                                                          46,000                 46,000
Capital surplus                                                                       41,725                 41,725
Retained earnings                                                                    782,269                685,613
                                                                                  ----------             ----------
  Total stockholder's equity                                                         869,994                773,338
                                                                                  ----------             ----------
Total liabilities and stockholder's equity                                       $ 5,057,874            $ 4,451,837
                                                                                  ==========             ==========

The accompanying notes are an integral part of the financial statements.

Pitney Bowes Credit Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

Years Ended December 31                                                    1995                 1994                  1993

Operating Activities
Net income                                                          $   158,656           $  144,273            $  123,485
Effect of accounting change                                                   -                2,820                     -
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Provision for credit losses                                          58,549               56,133                70,245
    Depreciation and amortization                                        32,031               26,497                16,545
    Cost of equipment sales                                               2,214               43,039                     -
    Increase in deferred taxes                                           99,290               49,420                40,406
    (Decrease) increase in accounts
     payable to affiliates                                              (26,353)              (9,554)               54,018
    (Decrease) increase in accounts
     payable and accrued liabilities                                    (72,676)              40,326                65,266
    (Increase) decrease in assets
     transferred from affiliate                                         (35,582)             (61,255)               23,114
    Other, net                                                          (15,524)              (4,639)              (37,723)
                                                                     ----------           ----------            ----------
      Net cash provided by operating
        activities                                                      200,605              287,060               355,356
                                                                     ----------           ----------            ----------
Investing Activities

Investment in net finance
  assets                                                             (1,527,065)          (1,180,025)           (1,041,985)
Investment in leveraged leases                                          (43,509)            (174,622)              (15,505)
Investment in operating leases                                          (35,067)             (85,435)              (26,661)
Investment in assets held for sale                                     (151,640)             (37,703)                    -
Cash receipts collected under
  lease contracts net of finance
  income recognized                                                   1,142,254              944,274               740,183
Investment in mortgage servicing
  rights                                                                (63,533)             (27,003)              (14,218)
Investment in affiliate                                                       -               (2,160)                    -
Loans and advances to affiliated
  companies, net                                                         38,991               (8,462)              (24,165)
Additions to equipment and
  leasehold improvements                                                 (9,277)              (4,001)               (1,747)
                                                                      ----------           ----------            ----------
     Net cash used in investment
       activities                                                      (648,846)            (575,137)             (384,098)
                                                                      ----------           ----------            ----------



The accompanying notes are an integral part of the financial statements.

Pitney Bowes Credit Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

Years Ended December 31                                                    1995                 1994                  1993

Financing Activities
Increase in short-term debt                                              76,789              311,405               262,310
Short-term loans from affiliates                                        149,709                    -              (105,388)
Proceeds from issuance of senior
  notes payable after one year                                          275,000              200,000                     -
Proceeds from issuance of
  subordinated debt                                                      37,862               24,901                22,810
Settlement of long-term debt                                            (29,500)            (201,216)              (84,315)
Settlement of short-term loan from
  Pitney Bowes Inc.                                                           -                    -               (31,025)
Payments to settle subordinated debt                                       (740)                   -                  (710)
Capital contribution from Pitney Bowes
  Inc.                                                                        -                    -                 2,442
Dividends paid to Pitney Bowes Inc.                                     (62,000)             (42,000)              (36,000)
                                                                     ----------            ---------             ---------
     Net cash provided by financing
       activities                                                       447,120              293,090                30,124
                                                                     ----------            ---------             ---------
(Decrease) increase in cash                                              (1,121)               5,013                 1,382
Cash at beginning of year                                                11,250                6,237                 4,855
                                                                     ----------            ---------             ---------
Cash at end of year                                                 $    10,129           $   11,250            $    6,237
                                                                     ==========            =========             =========

Interest paid                                                       $   199,346           $  164,181            $  143,031
                                                                     ==========            =========             =========

Income taxes refunded, net                                          $   (36,360)          $   (9,900)           $  (11,680)
                                                                     ==========            =========             =========


The accompanying notes are an integral part of the financial statements.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 1. - Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of Pitney Bowes Credit Corporation and all of its subsidiaries (the Company or PBCC). All significant intercompany transactions have been eliminated.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain amounts have been reclassified to conform with current year presentation.

Basis of accounting for financing transactions: At the time a finance transaction is consummated, the Company records on its balance sheet the total receivable, unearned income and the estimated residual value of leased equipment. Unearned income represents the excess of the total receivable plus the estimated residual value over the cost of equipment or contract acquired. Unearned income is recognized as finance income under the interest method over the term of the transaction. Initial direct costs incurred in consummating transactions, including fees paid to Pitney Bowes Inc. (Pitney Bowes or PBI), are accounted for as part of the investment in a direct financing lease and amortized to income using the interest method over the term of the lease.

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

Purchased mortgage servicing rights: Purchased mortgage servicing rights are recorded at the lower of cost or the present value of the estimated future net servicing income and are being amortized in proportion to, and over the period of, estimated net servicing income. The Company employs the aggregate discounted method to evaluate the recoverability of the cost of the purchased mortgage servicing rights. The portfolio is reevaluated periodically for further amortization due to actual and anticipated prepayment, foreclosure, delinquency and cost experience. This evaluation is made at an aggregate level by discounting the projected net future income stream using market discount rates. Upon reevaluation, adjustments are made if the portfolio is deemed impaired.

Assets held for sale: Certain high quality External large-ticket transactions are funded and held for a short period of time pending sale to prospective buyers. Assets held for sale are segregated from the Company's net investment amounts and are recorded at net carrying value (cost plus accrued interest less finance receipts). Income is recognized when the contract for the sale of the asset is executed, representing the excess of sale proceeds over net asset carrying value. The Company does not maintain a separate loss reserve for assets held for sale due to their relatively short holding period and valuation method.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 2. - New Business Initiative

In December 1995, the Company invested $25.0 million for 100 percent of the common stock of Financial Structures Limited (FSL). This wholly-owned and independent subsidiary provides residual value insurance to unaffiliated third parties. Residual value insurance typically guarantees a lessor that a physical asset with significant market liquidity will not sell for less than the asset's pre-agreed price on its scheduled lease termination date. The Company's liability is limited to the deficiency, if any, between actual price and the guaranteed price on the asset's specified scheduled lease termination date. Gross policy premiums are collected at lease inception and amortized on a straight-line basis over the life of the policy.

Note 3. - Finance Assets

The composition of the Company's finance assets is as follows:
December 31                                                       1995                  1994
                                                            ----------            ----------
Gross finance receivables                                  $ 4,801,084           $ 4,356,106
Unguaranteed residual valuation                                649,549               573,892
Initial direct cost deferred                                    89,173                76,322
Unearned income                                             (1,422,453)           (1,311,250)
                                                            ----------            ----------
  Finance assets                                           $ 4,117,353           $ 3,695,070
                                                            ==========            ==========

Gross finance receivables represent earning assets held by the Company which are generally due in monthly, quarterly or semi-annual installments over periods ranging from 36 to 180 months. In addition, gross finance receivables for the Company's External large-ticket programs include commercial jet aircraft transactions with lease terms up to 25 years and other non-commercial jet aircraft transactions with lease terms ranging from five to 12 years. The balance due at December 31, 1995, including estimated residual value realizable at the end of the lease term, is payable as follows:

                                                    Gross Finance Assets
                         ---------------------------------------------------------------------------------
                           Internal                External                External
                         small-ticket            large-ticket            small-ticket
                           programs                programs                programs                Total
                         ------------            ------------            ------------            ---------
1996                       $  683,366              $  336,105              $  385,158           $1,404,629
1997                          539,659                 265,620                 273,048            1,078,327
1998                          386,423                 235,393                 183,671              805,487
1999                          201,429                 231,690                 108,371              541,490
2000                           57,135                 219,228                  45,314              321,677
Thereafter                      4,581               1,286,302                   8,140            1,299,023
                            ---------               ---------               ---------            ---------
Total                      $1,872,593              $2,574,338              $1,003,702           $5,450,633
                            =========               =========               =========            =========

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Net equipment financed for Pitney Bowes and its subsidiaries' products were $573.5 million, $551.8 million and $533.2 million in 1995, 1994, and 1993, respectively.

During 1995, the Company sold approximately $100 million of External small-ticket finance assets with recourse in a privately-placed transaction with a third-party investor. In 1994 and 1993, the Company sold approximately $55 million and $26 million, respectively, of finance assets in similarly structured transactions. The uncollected principal balance of receivables sold at December 31, 1995 and 1994 was $149 million and $160 million, respectively. In addition, the Company has sold receivables while retaining residual value exposure of $19.7 million. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. Conversely, these contracts are supported by the underlying equipment value and creditworthiness of customers. As part of the review of its exposure to risk, the Company believes adequate provisions have been made for sold receivables which may be uncollectible.

As of December 31, 1995, $565.4 million (13.5 percent) of the Company's finance assets and $853.1 million (15.7 percent) of the Company's gross finance assets were related to aircraft leased to commercial airlines. The Company considers its credit risk for these leases to be minimal since all commercial aircraft lessees are making payments in accordance with lease agreements. The Company believes any potential exposure in commercial aircraft investment is mitigated by the value of the collateral as the Company retains a security interest in the leased aircraft.

Note 4. - Net Investment in Leveraged Leases

The Company's net investment in leveraged leases is composed of the following elements:

December 31                                    1995                  1994
                                           --------              --------
Net rents receivable                      $ 519,306             $ 476,369
Unguaranteed residual valuation             584,456               550,516
Unearned income                            (541,262)             (548,235)
                                           --------              --------
Investment in leveraged leases              562,500               478,650
Deferred taxes arising from
 leveraged leases (1)                      (216,873)             (165,341)
                                           --------              --------
Net investment in leveraged leases        $ 345,627             $ 313,309
                                           ========              ========
(1) Includes amounts reclassified to subordinated debt.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Following is a summary of the components of income from leveraged leases:
December 31                                                      1995            1994            1993
                                                               ------          ------          ------
Pretax leveraged lease income                                 $11,236         $ 6,606         $ 3,795
Income tax benefit                                              4,609           5,091           5,376
                                                               ------          ------          ------
Income from leveraged leases                                  $15,845         $11,697         $ 9,171
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

Leveraged lease investments totaling $265.2 million (47.2 percent) are related to commercial real estate facilities, with original lease terms ranging up to 25 years. Also included are ten aircraft transactions with major commercial airlines, with a total investment of $266.8 million (47.4 percent) and with original lease terms ranging from 22 to 25 years and one transaction involving locomotives with a total investment of $30.5 million (5.4 percent) with an original lease term of 38 years.

Note 5. - Transfer of Assets from Affiliate

As disclosed in previous filings, in December 1992, as part of the restructuring of its German affiliate, Adrema Leasing Corporation (Adrema), the Company purchased certain finance receivables and other assets from Adrema. Based on the evaluation of these assets, Pitney Bowes and the Company believe that sufficient reserves for credit losses are in place to provide for currently expected losses. As part of the orderly liquidation of assets from leasing non-Pitney Bowes products in Germany, Adrema continues to bill and collect accounts and repossess and remarket collateral where possible over the remainder of the lease terms. The Company continues to scrutinize the circumstances surrounding the losses and evaluate actions that can be taken against former Adrema management and other related parties.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 6. - Investment in Operating Leases, Net

The Company is the lessor of various types of equipment under operating leases including data processing, transportation and production equipment.

Minimum future rental payments to be received in each of the next five years under noncancelable operating leases are $19.8 million in 1996, $18.8 million in 1997, $17.4 million in 1998, $13.2 million in 1999,
$11.0 million in 2000 and $27.5 million in later years.

Note 7. - Allowance for Credit Losses

The following is a summary of the allowance for credit losses, substantially all of which relates to lease financing:
                                                                          1995            1994            1993
                                                                       -------          ------          ------
Balance at beginning of period                                        $ 95,271         $98,311         $79,177
                                                                       -------          ------          ------
Additions charged to operations                                         58,549          56,133          70,245
                                                                       -------          ------          ------
Amounts written-off:
  Internal small-ticket programs                                        24,330          20,177          24,255
  External large-ticket programs                                           356             668             724
  External small-ticket programs                                        27,779          38,328          26,132
                                                                       -------          ------          ------
       Total write-offs                                                 52,465          59,173          51,111
                                                                       -------          ------          ------
Balance at end of period                                              $101,355         $95,271         $98,311
                                                                       =======          ======          ======

The increase in the amount of additions charged to operations in 1995 compared to 1994 of $2.4 million is the result of higher investment levels in all of PBCC's financing programs and the impact of finance asset sales in 1995 and 1994, offset by favorable adjustments to the External large-ticket financing program provision reflecting management's current evaluation of expected losses. The decrease in the provision for credit losses between 1994 and 1993 reflects the additional provisions for losses totaling $14.4 million recorded in 1993, relating to assets purchased from the Company's German affiliate, Adrema Leasing Corporation.

Write-offs related to assets purchased from Adrema totaled $14.2 million in 1995, $25.2 million in 1994 and $11.2 million in 1993. Excluding the impact of the write-offs related to assets purchased from Adrema, the lower level of write-offs is due to continued strong collection and asset management efforts and an improved U.S. economy.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

In establishing the provision for credit losses, the Company utilizes an asset based percentage. This percentage varies depending on the nature of the asset, recent historical experience, vendor recourse, management judgement, and for External large-ticket financing transactions, the credit ratings assigned by Moody's and Standard & Poor's. In evaluating the adequacy of reserves, estimates of expected losses, again by nature of the asset, are utilized. While historical experience is the principal factor in determining loss percentages, adjustments will also be made for current economic conditions, deviations from historical aging patterns, seasonal write-off patterns and levels of non-earning assets. If the resulting evaluation of expected losses differs from the actual aggregate reserve, adjustments are made to the reserve.

For transactions in the Internal small-ticket programs, the Company discontinues income recognition for finance receivables past due over 120 days. The Company has utilized this period because historically internal collection efforts have continued for this time period. In External large-ticket programs, income recognition is discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. In External small-ticket programs, income recognition is discontinued when accounts are past due over 90 days.

Finance receivables are written-off to the allowance for credit losses after collection efforts are exhausted and the account is deemed uncollectible. For Internal and External small-ticket financing transactions, this usually occurs near the point in time when the transaction is placed in a non-earning status. For External large-ticket financing transactions, write-offs are normally made after efforts are made to repossess the underlying collateral, the repossessed collateral is sold, and efforts to recover remaining balances are exhausted. On External large-ticket financing transactions, periodic adjustments also may be made and/or a cost recovery approach for cash proceeds utilized to reduce the face value to an estimated present value of the future expected recovery. All write-offs and adjustments are recorded on a transaction by transaction basis.

Resumption of income recognition on Internal and External small-ticket program non-earning accounts occurs when payments are reduced to 60 days or less past due. On External large-ticket financing transactions, resumption of income recognition occurs after the Company has had sufficient experience on resumption of payments and is satisfied that such payments will continue in accordance with the original or restructured contract terms.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

The carrying values of non-performing, restructured and troubled finance assets are outlined below. There are no leveraged leases classified under these categories.

December 31                                                             1995               1994                1993
                                                                      ------             ------              ------
Non-performing (non-accrual) transactions
-----------------------------------------
  Internal small-ticket programs                                     $12,248            $10,148             $ 6,107
  External large-ticket programs                                       1,448              1,998               1,934
  External small-ticket programs                                       8,874              9,240              24,371
                                                                      ------             ------              ------
  Total                                                              $22,570            $21,386             $32,412
                                                                      ======             ======              ======
Restructured transactions
-------------------------
  External large-ticket programs                                     $     -            $ 2,642             $ 5,869
                                                                      ------             ------              ------
  Total                                                              $     -            $ 2,642             $ 5,869
                                                                      ======             ======              ======

Troubled (potential problem) transactions
-----------------------------------------
  External large-ticket programs                                     $ 5,892            $ 6,991             $ 8,129
  External small-ticket programs                                           -                  -               8,819
                                                                      ------             ------              ------
  Total                                                              $ 5,892            $ 6,991             $16,948
                                                                      ======             ======              ======

The increase in non-performing transactions in 1995 is principally attributable to the Internal small-ticket mailing and copier programs. For non-performing (non-accrual) transactions, the amount of finance income that would have been recorded in 1995 if the transactions had been current in accordance with their original contract terms was $2.1 million.

Historically, the Company has not allocated a specific amount of credit loss reserve to non-performing and troubled transactions. This is due to the historically low level of write-offs in the External large-ticket financing programs and the limited number of transactions with material credit loss exposure in other areas. As stated previously, the Company evaluates its aggregate reserve position in comparison to estimates of aggregate expected losses. However, for non-performing External large-ticket financing transactions, the Company has adjusted the face value of these receivables through the following adjustments:

December 31                                                               1995               1994               1993
                                                                        ------             ------             ------
Face value of receivables                                              $ 4,511            $ 4,512            $ 2,862
Cash collections applied to principal                                   (2,436)            (2,087)              (501)
Write-offs to allowance for credit losses                                 (627)              (427)              (427)
                                                                        ------             ------             ------
Carrying value                                                         $ 1,448            $ 1,998            $ 1,934
                                                                        ======             ======             ======

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 8. - Assets Held for Sale

The Company funded 16 transactions totaling $151.6 million in 1995 and two transactions totaling $37.7 million in 1994, relating to assets held for sale. Seven of these transactions totaling $117.4 million, including the two transactions funded in 1994, were sold for a net gain before taxes of $10.3 million, which is recorded as part of finance income. Eleven transactions remain in inventory as of December 31, 1995 with a net carrying value of $71.9 million.

Note 9. - Other Assets
December 31                                                                      1995                   1994
                                                                              -------                -------
Purchased mortgage servicing rights, net of
 accumulated amortization: 1995, $45,702;
 1994, $29,635                                                               $106,996               $ 58,317
Loans and advances to affiliated companies                                      6,199                 45,367
Mortgage receivables                                                           10,255                 12,085
Deferred partnership fees                                                       9,209                 11,429
Equipment and leasehold improvements,
 net of accumulated depreciation
 and amortization:  1995, $12,966;
 1994, $13,233                                                                 14,831                  8,930
Investment securities                                                               -                  3,490
Deferred debt placement fees                                                    4,324                  3,364
Interest discount on commercial paper                                           6,934                  7,408
Billed meter rental receivables                                                17,747                 13,922
Prepaid expenses and other assets                                              49,237                 30,707
Goodwill, net of accumulated amortization:
 1995, $1,356; 1994, $969                                                       3,294                  3,682
                                                                              -------                -------
Total other assets                                                           $229,026               $198,701
                                                                              =======                =======

Amortization of purchased mortgage servicing rights for the years 1995, 1994 and 1993 was $16.1 million, $11.2 million and $7.7 million, respectively.

Mortgage receivables represent loans in the process of payoff and are recorded at cost, which approximates fair market value.

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

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Deferred debt placement fees incurred in connection with placing senior and subordinated notes are amortized on a straight-line basis over the related terms of the notes.

Note 10. - Accounts Payable and Accrued Liabilities

December 31                                                                            1995                   1994
                                                                                    -------                -------
Accounts payable                                                                   $ 41,919               $102,228
Accrued interest payable                                                             28,474                 31,030
Sales and use, property and sundry taxes                                             10,499                 11,665
Advances and deposits from customers                                                 33,650                 32,981
Accrued salary and benefits payable                                                   6,800                  6,672
Minority interest in partnership                                                      7,024                  8,804
Other liabilities                                                                    27,237                 34,899
                                                                                    -------                -------
Total accounts payable and accrued liabilities                                     $155,603               $228,279
                                                                                    =======                =======

The decrease in accounts payable is principally due to $51.4 million of additional investment accrued in connection with certain financing transactions completed in 1994 and paid in the first quarter of 1995.

Note 11. - Notes Payable

Short-term notes payable totaled $2.1 billion at both December 31, 1995 and 1994. These notes were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below the prevailing prime rate.

At year-end 1995, the Company had unused lines of credit and revolving credit facilities totaling $1.62 billion largely supporting commercial paper borrowings. The Company recorded fees of $1.4 million, $2.2 million and $2.5 million in 1995, 1994 and 1993 to maintain its lines of credit. The reduction in 1995 facility fees is a direct result of the Company's renegotiation of its revolving credit facilities with its smaller banking group initiated in the fourth quarter of 1994.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

The composition of the Company's notes payable is as follows:
December 31                                                                           1995                  1994
                                                                                 ---------             ---------
Senior Notes Payable

Commercial paper at a weighted average interest
  rate of 5.69% (5.84% in 1994)                                                 $1,864,000            $1,865,110
Notes payable against bank lines of credit and
  others at a weighted average interest rate
  of 2.35% (3.63% in 1994)                                                         258,880               180,981
Current installment of long-term debt due within
  one year at interest rates of 6.56% to 6.66%                                           -                29,500
                                                                                 ---------             ---------

Total senior notes payable within one year                                       2,122,880             2,075,591

Senior notes payable after one year at interest
  rates of 5.63% to 10.65% through 2009                                          1,020,500               745,500
                                                                                 ---------             ---------

Total senior notes payable                                                      $3,143,380            $2,821,091
                                                                                 =========             =========

Subordinated Notes Payable

Non-interest bearing notes due Pitney Bowes                                     $  170,857            $  132,995
12.75% note due in 1995                                                                  -                   740
                                                                                 ---------             ---------
Total subordinated notes payable                                                $  170,857            $  133,735
                                                                                 =========             =========

Senior and subordinated notes payable at December 31, 1995 mature as follows: $2,122.9 million in 1996, $245.5 million in 1997, $125.0 million in 1998, $50.0 million in 2000, and $770.8 million beyond 2001.

Lending Arrangements: Under terms of its senior and subordinated loan agreements, the Company is required to maintain earnings before taxes and interest charges at prescribed levels. With respect to such loan agreements, Pitney Bowes will endeavor to have the Company maintain compliance with such terms and, under certain loan agreements, is obligated, if necessary, to pay to the Company amounts sufficient to maintain a prescribed ratio of income available for fixed charges or make approved debt/commercial paper principal, interest or premium payments in the event that PBCC is unable to. To date, no such payments have been required to maintain income available for fixed charge coverage or to maintain the Company's contractual liquidity obligations.

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

The Company has $750 million of unissued debt securities available from a shelf registration statement filed with the Securities and Exchange Commission in September 1995. Up to $500 million of medium-term notes may be offered under this registration statement. The $750 million available under this shelf registration statement should meet the Company's financing needs for the next two years.

In 1995 and 1994, the Company issued $37.9 million and $24.9 million, respectively, of non-interest bearing subordinated notes to Pitney Bowes in exchange for funds equal to tax losses generated by the Company and utilized by Pitney Bowes in the 1994 and 1993 consolidated tax returns. Any non-interest bearing subordinated notes payable to Pitney Bowes mature after all senior notes now outstanding and executed hereafter are paid.

Note 12. - Derivative Instruments

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

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

The aggregate amount of interest rate swaps categorized by type, and the related weighted average interest rate paid and received assuming current market conditions is reflected below:
                                                                                         Weighted Average
Major Type                                                      Total                     Interest Rates
of Interest           Hedged                                   Notional               ------------------------
Rate Swap             Liability                                 Amount                Fixed           Variable(A)
-----------           ---------                                --------               -----           --------
Pay fixed             Commercial paper                         $305,700                8.86%             5.99%

Pay variable          Senior notes payable
                      after one year                             24,100                7.94%             6.93%
                                                                -------                ----              ----
Total                                                          $329,800                8.79%             6.06%
                                                                =======                ====              ====

(A) The variable rate is indexed from the 30 day Fed AA composite commercial paper rate. The Fed AA composite rate at December 31, 1995 was used to calculate the weighted average interest rate.

The aggregate notional amount of interest rate swaps categorized by annual maturity is reflected below:

                                                                       Annual Maturity
                                                ----------------------------------------------------------
                                                Pay Fixed              Pay Variable                 Total
                                                ---------              ------------               --------
1996                                             $  5,700                   $     -               $  5,700
1997                                              100,000                     2,200                102,200
1998                                                    -                    21,900                 21,900
1999                                                    -                         -                      -
2000                                                    -                         -                      -
Thereafter                                        200,000                         -                200,000
                                                  -------                    ------                -------
  Total                                          $305,700                   $24,100               $329,800
                                                  =======                    ======                =======

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

The following is a reconciliation of interest rate swap activity by major type of swap:
                                                Pay Fixed              Pay Variable                 Total
                                                ---------              ------------              ---------
Balance December 31, 1993                       $ 520,700                 $ 100,000              $ 620,700
New contracts                                           -                    14,000                 14,000
Expired contracts                                 (80,000)                 (100,000)              (180,000)
                                                 --------                  --------               --------
Balance December 31, 1994                         440,700                    14,000                454,700
New contracts                                     100,000                    24,100                124,100
Expired contracts                                (235,000)                  (14,000)              (249,000)
                                                 --------                  --------               --------
Balance December 31, 1995                       $ 305,700                 $  24,100              $ 329,800
                                                 ========                  ========               ========

Interest rate swaps are used in the majority of circumstances to convert variable rate commercial paper interest payments to fixed rate interest payments. The impact of interest rate swaps on interest expense and the weighted average borrowing rate is as follows:

                                                                     1995                1994               1993
                                                                  -------             -------            -------
Impact of interest rate swaps
 on interest expense                                               $9,376             $13,930            $12,650
Weighted average borrowing rate
 excluding interest rate swaps                                      6.14%               5.44%              5.07%
Weighted average borrowing rate
 including interest rate swaps                                      6.45%               6.01%              5.60%

The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain sales of receivables with recourse of foreign currency denominated lease receivables.

The following summarizes the contractual amount of the Company's foreign currency contract as of December 31, 1995:
     Hedged                                  Currency                      Maturity                       Contract
   Transaction                                 Sold                          Date                          Amount
------------------                         -------------                 -------------                    --------
Transfer of receivables
 with recourse                             U.S. Dollar                   January, 1997                      $4,232

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

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

There were no deferred gains or losses relating to terminated interest rate swaps or foreign currency contracts at December 31, 1995 and 1994. The fair value of interest rate swaps and foreign currency contracts is disclosed in Note 14 - Fair Value of Financial Instruments.

Note 13. - Stockholder's Equity

The following is a reconciliation of stockholder's equity:
                                                                                                     Total
                                                Common         Capital          Retained         Stockholder's
                                                Stock          Surplus          Earnings             Equity
                                               -------         -------          --------         -------------
Balance December 31, 1992                      $46,000         $39,283          $495,855              $581,138
Net income - 1993                                                                123,485               123,485
Dividends paid to PBI                                                            (36,000)              (36,000)
Capital contribution from PBI                                    2,442                                   2,442
                                                ------          ------           -------               -------
Balance December 31, 1993                       46,000          41,725           583,340               671,065
Net income - 1994                                                                144,273               144,273
Dividends paid to PBI                                                            (42,000)              (42,000)
                                                ------          ------           -------               -------
Balance December 31, 1994                       46,000          41,725           685,613               773,338
Net income - 1995                                                                158,656               158,656
Dividends paid to PBI                                                            (62,000)              (62,000)
                                                ------          ------           -------               -------
Balance December 31, 1995                      $46,000         $41,725          $782,269              $869,994
                                                ======          ======           =======               =======

At December 31, 1995, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at December 31, 1995 and 1994. All of the Company's stock is owned by Pitney Bowes.

Contributions to capital surplus from PBI for 1993 were made in connection with investments in real estate financing projects. When the Company entered into real estate lease financing, PBI agreed to make capital contributions up to a maximum of $15.0 million to provide a portion of the financing for such transactions, of which $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue with capital contributions. No capital contributions were made in 1995 or 1994.

Note 14. - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, assets held for sale, accounts payable and senior notes payable within one year. The carrying amounts approximate fair value because of the short maturity of these instruments.

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

Senior notes payable after one year. The fair value of long-term debt is estimated based on quoted dealer prices for the same or similar issues.

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

Financial guarantee contracts. The Company has provided standby guarantees for its foreign affiliates under a $250 million European commercial paper program and in connection with receivable transfers with recourse. The Company also has recourse obligations in connection with certain mortgages it services. Aggregate exposure under the guarantees at December 31, 1995 and 1994 was $88 million and $74 million, respectively. The fair value of the European Commercial Paper program is based on the cost to the Company for obtaining a letter of credit to support performance under the guarantee. The fair value of the guarantees under the receivable transfers with recourse and the recourse obligations on certain mortgages serviced represents the estimate of expected future losses. In certain instances, reserves established in connection with these receivable transfers have been established on the affiliated companies' financial statements approximately equal to the fair value disclosures presented on the following page.

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

The estimated fair value of the Company's financial instruments is as follows:

December 31                          1995                     1994
                             ----------------------   ---------------------
                             Carrying          Fair   Carrying         Fair
                                Value(1)      Value      Value(1)     Value
                             --------      --------   --------      -------
Investment securities     $         -   $         -  $   3,490    $   3,553
Loans receivable (2)          288,361       288,485    265,795      268,342
Senior notes payable after
  one year                 (1,039,441)   (1,130,182)  (788,819)    (782,453)
Interest rate swaps            (1,050)      (41,538)    (2,822)     (15,948)
Foreign currency contracts          -          (420)         -        1,120
Transfers of receivables
  with recourse               (12,929)      (12,929)   (27,056)     (27,056)
Financial guarantee
  contracts                    (4,420)       (4,420)    (4,206)      (4,341)
Residual and conditional
  commitment guarantee
  contracts                    (3,341)       (4,454)    (2,729)      (2,657)
Commitments to extend credit        -          (165)         -         (450)

(1) Carrying value includes accrued interest and deferred fee income, where applicable.

(2) Carrying value for loans receivable and other debt financing is net of applicable allowance for credit losses.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 15. - Taxes on Income

Income before income taxes and the provision for income taxes were as follows:
Years ended December 31                                   1995                  1994                 1993
                                                       -------               -------              -------
Income before income taxes                            $231,334              $218,913             $189,960
                                                       =======               =======              =======

Provisions for income taxes:
  Federal:
    Current                                           $(70,605)             $(29,325)            $  5,424
    Deferred                                           130,521                86,169               47,141
                                                       -------               -------              -------
       Total Federal                                    59,916                56,844               52,565
                                                       -------               -------              -------
  State and Local:
    Current                                             (9,302)               (4,215)               3,605
    Deferred                                            22,064                19,191               10,305
                                                       -------               -------              -------
       Total state and local                            12,762                14,976               13,910
                                                       -------               -------              -------
Total                                                 $ 72,678              $ 71,820             $ 66,475
                                                       =======               =======              =======

Deferred tax liabilities and (assets):

December 31                                               1995                  1994                 1993
                                                      --------              --------             --------
Deferred tax liabilities:
  Lease revenue and related
   depreciation                                       $491,467              $400,468             $359,013

Deferred tax assets:
  Alternative minimum tax (AMT)
   credit carryforwards                                (50,143)              (58,434)             (64,519)
                                                       -------               -------              -------
Total                                                 $441,324              $342,034             $294,494
                                                       =======               =======              =======

In 1993, the Company completed a transaction whereby it contributed certain commercial aircraft, subject to direct finance leases, to a majority-owned partnership. The partnership transaction had the effect of reducing the Company's obligation for previously accrued deferred taxes. The reduction in deferred taxes was recognized as a reduction in 1993 income tax expense. Tax benefits from this transaction have also been recognized in 1995 and 1994.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

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

A reconciliation of the U.S. Federal statutory rate to the Company's effective income tax rate follows:

Percent of Pretax Income                                         1995                 1994                 1993
                                                                -----                -----                -----
U.S. Federal statutory rate                                      35.0%                35.0%                35.0%
State and local income taxes                                      3.9                  4.4                  4.8
Rate adjustment for deferred taxes                                  -                    -                  4.9
Partnership tax benefits                                         (1.1)                (1.6)                (6.1)
Tax-exempt foreign trade income                                  (2.7)                (3.0)                (3.9)
Tax-exempt finance income                                         (.8)                 (.3)                 (.3)
Residual portfolio acquisition                                   (1.1)                 (.4)                   -
Other                                                            (1.8)                (1.3)                  .6
                                                                -----                -----                -----
Effective income tax rate                                        31.4%                32.8%                35.0%
                                                                =====                =====                =====

Note 16. - Retirement Plan

The Company participates in the Pitney Bowes retirement plan which covers the majority of PBCC employees. The assets of this plan fully fund vested benefits. Pitney Bowes' plan assumptions were 7.25 percent in 1995 and
8.75 percent in 1994 for the discount rate, 4.25 percent in 1995 and 5.75 percent in 1994 for the expected rate of increase in future compensation levels and 9.50 percent in 1995 and 1994 for the expected long-term rate of return on plan assets. The Company's pension expense was $1.3 million in 1995, $1.6 million in 1994 and $1.4 million in 1993.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 17. - Nonpension Postretirement and Postemployment Benefits

The Company participates in the Pitney Bowes nonpension postretirement benefit plan, which provides certain health care and life insurance benefits to eligible retirees and their dependents. In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). This statement requires that the cost of these benefits be recognized over the period the employee provides credited service to the Company rather than recognized on a cash basis, when incurred.

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefits be recognized on the accrual basis of accounting. The effect of adopting FAS 112 in the first quarter of 1994 was a one-time non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes).

Note 18. - Nonrecurring Items, Net

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

Note 19. - Commitments, Contingencies and Regulatory Matters

The Company is the lessee under noncancelable operating leases for office space and automobiles. Future minimum lease payments under these leases are as follows: $4.8 million in 1996, $4.2 million in 1997, $3.8 million in 1998, $3.0 million in 1999, $2.5 million in 2000 and $4.7 million thereafter. Rental expense under operating leases was $4.7 million, $4.4 million and $4.7 million in 1995, 1994 and 1993, respectively.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

At December 31, 1995, the Company had unfunded commitments of $1.1 million to extend credit to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount and type of collateral obtained, if deemed necessary by the Company, is based on management's credit assessment of the customer. Fees received under the agreements are recognized over the commitment period. The maximum risk of loss arises from the possible non-performance of the customer to meet the terms of the credit agreement. As part of the Company's review of its exposure to risk, adequate provisions are made for finance assets which may be uncollectible.

The Company also entered into agreements with another leasing company to guarantee a portion of the leasing company's residual position in lease contracts. In consideration for these guarantees, the Company received a fee. The aggregate exposure under these guarantees is $5.3 million.

The Company is currently a defendant in a number of lawsuits arising in the ordinary course of business, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial position or results of operations.

Pitney Bowes has been advised that the Antitrust Division of the U.S. Department of Justice is conducting a civil investigation of its postage equipment business (including subsidiaries) to determine whether there is, has been, or may be a violation of the surviving provisions of the 1959 consent decree between Pitney Bowes and the U.S. Department of Justice, and/or the antitrust laws. The Company intends to cooperate with the Department's investigation.

Pitney Bowes is subject to Federal, state and local laws and regulations concerning the environment, and is currently participating in administrative or court proceedings, which are at various stages of activity, as a participant in various groups of potentially responsible parties. Based on facts presently known to it, PBI does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

On June 9, 1995, the United States Postal Service (U.S.P.S.) issued final regulations addressing the manufacture, distribution and use of postage meters. The regulations cover four general categories: meter security, administrative controls, Computerized Meter Resetting Systems (C.M.R.S.) and other issues. In general, the regulations impose reporting and performance obligations on meter manufacturers, prescribe potential administrative sanctions for failure to meet these obligations and require a restructuring of the fund management system of C.M.R.S., such as PBI's Postage by Phone(R) System, to give the U.S.P.S. more direct control over meter licensee deposits. PBI is working with the U.S.P.S. to ensure that the implementation of these regulations provides mailing customers and the U.S.P.S. with the intended benefits, and that Pitney Bowes also benefits. PBI believes that the financial impact resulting from the implementation of these regulations will not be material.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Pitney Bowes is also currently working with the U.S.P.S. to devise a multi-year migration schedule to phase out mechanical meters and replace them with electronic meters in a manner that is most beneficial and least disruptive to the operations of PBI's customers. This is consistent with Pitney Bowes' strategy of introducing new technology into the market place to add value to customer operations and meet postal needs. This strategy and PBI's long-term focus has resulted in an increase in the percentage of the electronic meter base in the U.S. from six percent of the overall base in 1986 to nearly 50 percent of the installed meter base in 1995. Until such time as a final meter migration schedule is promulgated, the financial impact, if any, on PBI cannot be determined; but, it is currently the belief of PBI that the migration plan will not cause a material adverse financial impact.

Pitney Bowes Credit Corporation
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 20. - Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 1995 and 1994 follows:

                                                                           Three Months Ended
                                                      ----------------------------------------------------------------
1995                                                  March 31            June 30            Sept. 30          Dec. 31
----                                                  --------           --------            --------         --------
Total revenue                                         $152,170           $159,735            $168,768         $195,028
                                                       -------            -------             -------          -------
Expenses:
Interest                                                48,549             50,918              51,236           51,387
Selling, general and
 administrative                                         32,018             33,313              34,831           49,321
Depreciation and
 amortization                                            6,870              6,956               9,238            8,967
Cost of equipment sales                                      -                  -               2,163               51
Provision for credit losses                             12,268             13,050              13,315           19,916
Provision for income taxes                              16,496             17,684              17,984           20,514
                                                       -------            -------             -------          -------
Total expenses                                         116,201            121,921             128,767          150,156
                                                       -------            -------             -------          -------
Net Income                                            $ 35,969           $ 37,814            $ 40,001         $ 44,872
                                                       =======            =======             =======          =======

                                                                           Three Months Ended
                                                      ----------------------------------------------------------------
1994                                                  March 31            June 30            Sept. 30          Dec. 31
----                                                  --------           --------            --------         --------
Total revenue                                         $130,186           $162,041            $147,984         $165,752
                                                       -------            -------             -------          -------
Expenses:
Interest                                                33,324             36,806              39,825           41,284
Selling, general and
 administrative                                         26,365             26,635              31,582           28,871
Depreciation and
 amortization                                            5,863              6,533               6,762            7,339
Cost of equipment sales                                      -             25,217                   -           17,822
Nonrecurring items, net                                      -                  -              (3,311)               -
Provision for credit losses                             14,097             13,877              16,108           12,051
Provision for income taxes                              16,912             17,958              19,122           17,828
                                                       -------            -------             -------          -------
Total expenses                                          96,561            127,026             110,088          125,195
                                                       -------            -------             -------          -------
Income before effect of
 accounting change                                      33,625             35,015              37,896           40,557
Effect of accounting change                             (2,820)                 -                   -                -
                                                       -------            -------             -------          -------
Net Income                                            $ 30,805           $ 35,015            $ 37,896         $ 40,557
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

Item 13. Certain relationships and related transactions
         ----------------------------------------------

Omitted pursuant to General Instruction J.

                             Part IV

Item 14. Exhibits, financial statement schedules and reports on Form 8-K
         ---------------------------------------------------------------

(a)      Index of documents filed as part of this report:

     1.  Consolidated Financial Statements                              Page(s)
         ---------------------------------                              -------

         Included in Part II of this report:


         Report of Independent Accountants                                   22

         Consolidated Statements of Income and of
         Retained Earnings for each of the three years
         in the period ended December 31, 1995                               23

         Consolidated Balance Sheet at December 31, 1995
         and 1994                                                            24

         Consolidated Statement of Cash Flows for each of
         the three years in the period ended
         December 31, 1995                                                25-26

         Notes to Consolidated Financial Statements                       27-49

     2.  Financial Statement Schedules
         -----------------------------

         Valuation and qualifying accounts and reserves
         (Schedule II)                                                       54

         The additional financial data should be read in conjunction with the financial statements included in Item 8 to this Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  Index to Exhibits (numbered in accordance with Item 601 of Regulation
         S-K)
         --------------------------------------------------------------------------------------------------
         Reg. S-K                                                              State or Incorporation
         Exhibits        Description                                                 by Reference
         ---------       --------------------------------                      ----------------------------
               (3)       1.  Certificate of
                             Incorporation, as amended                         Exhibit 3.1

                         2.  By-Laws, as amended                               Incorporated by reference
                                                                               to Exhibit (3.2) to Form
                                                                               10 on Registration Statement
                                                                               No. 0-13497 as filed with
                                                                               the Commission on May 1,
                                                                               1985.

               (4)       (a) Form of Indenture dated                           Incorporated by reference
                             as of May 1, 1985 between                         to Exhibit (4a) to
                             the Company and Bankers                           Registration Statement on
                             Trust Company, as Trustee.                        Form S-3 (No. 2-97411) as
                                                                               filed with the Commission
                                                                               on May 1, 1985.

                         (b) Form of First Supplemental                        Incorporated by reference
                             Indenture dated as of                             to Exhibit (4b) to
                             December 1, 1986 between                          Registration Statement on
                             the Company and Bankers                           Form S-3 (No. 33-10766)
                             Trust Company, as Trustee.                        as filed with the
                                                                               Commission on December 12,
                                                                               1986.

                         (c) Form of Second Supplemental                       Incorporated by reference
                             Indenture dated as of                             to Exhibit (4c) to
                             February 15, 1989 between                         Registration Statement on
                             the Company and Bankers                           Form S-3 (No. 33-27244)
                             Trust Company, as Trustee.                         as filed with the
                                                                               Commission on February 24,
                                                                               1989.

                         (d) Form of Third Supplemental                        Incorporated by reference
                             Indenture dated as of May 1,                      to Exhibit (1) on Form 8-K
                             1989 between the Company and                      as filed with the
                             Bankers Trust Company, as                         Commission on May 16,
                             Trustee.                                          1989 (File No. 0-13497).


                         (e) Letter Agreement between                          Incorporated by reference
                             Pitney Bowes Inc. and                             to Exhibit (4b) to
                             Bankers Trust Company,                            Registration Statement on
                             as Trustee.                                       Form S-3 (No. 2-97411) as
                                                                               filed with the Commission
                                                                               on May 1, 1985.

                         (f) Indenture dated as of                             Incorporated by reference
                             November 1, 1995                                  to Exhibit (4a) to
                             between the Company                               Amendment No. 1 to
                             and Chemical Bank,                                Registration Statement on
                             as Trustee.                                       Form S-3 (No. 33-62485) as
                                                                               filed with the Commission
                                                                               on November 2, 1995.

               (10)      Material contracts
                         1. Operating Agreement dated                          Incorporated by reference
                            March 3, 1977, as amended,                         to Exhibit (10.1),
                            between Pitney Bowes                               to Form 10 as filed with
                            Credit Corporation and                             the Commission on May 1,
                            Pitney Bowes Inc.                                  1985. (File No. 0-13497).

                         2. Tax Sharing Agreement, dated                       Incorporated by reference
                            April 1, 1977 between Pitney                       to Exhibit (10.3) to Form
                            Bowes Credit Corporation and                       10 as filed with the
                            Pitney Bowes Inc.                                  Commission on May 1, 1985.

                         3. Amended and Restated Finance                       Incorporated by reference
                            Agreement, dated June 12,                          to Exhibit (i) on Form 8-K
                            1995 between Pitney Bowes                          as filed with the
                            Credit Corporation and                             Commission on June 12, 1995
                            Pitney Bowes Inc.                                  (File No. 0-13497).

               (12)      Computation of ratio of earnings
                         to fixed charges                                      Exhibit (i)

               (21)      Subsidiaries of the registrant                        Exhibit (ii)

               (23)      Consent of independent
                         accountants                                           Exhibit (iii)

               (27)      Financial Data Schedule                               Exhibit (iv)


           (b) No reports on Form 8-K were filed for the three months ended
               December 31, 1995.


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

                          Pitney Bowes Credit Corporation

                          By /s/ Matthew S. Kissner
                             --------------------------------
                             Matthew S. Kissner
                             President and Chief Executive Officer

                         Date    March 21, 1996
                             -------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/  Matthew S. Kissner                           Date 3/21/96             Matthew S. Kissner
   --------------------------                             -------             Director, President and
                                                                              Chief Executive Officer

By /s/  G. Kirk Hudson                               Date 3/21/96             G. Kirk Hudson
   --------------------------                             -------             Vice President-Finance
                                                                              (principal financial officer)

By /s/  Thomas P. Santora                            Date 3/21/96             Thomas P. Santora
   --------------------------                             -------             Controller
                                                                              (principal accounting officer)

By /s/  Carmine F. Adimando                          Date 3/21/96             Carmine F. Adimando-Director
   --------------------------                             -------

By /s/  Marc C. Breslawsky                           Date 3/21/96             Marc C. Breslawsky-Director
   --------------------------                             -------

By /s/  Michael J. Critelli                          Date 3/21/96             Michael J. Critelli-Director
   --------------------------                             -------

By /s/  George B. Harvey                             Date 3/21/96             George B. Harvey-Director
   --------------------------                             -------

By /s/  John N. D. Moody                             Date 3/21/96             John N. D. Moody-Director
   --------------------------                             -------

By                                                   Date                     Harry W. Neinstedt-Director
   --------------------------                             -------

By /s/  Douglas A. Riggs                             Date 3/21/96             Douglas A. Riggs-Director
   --------------------------                             -------


                                     PITNEY BOWES CREDIT CORPORATION

                                SCHEDULE II - VALUATION AND QUALIFYING
                                          ACCOUNTS AND RESERVES

                            FOR THE YEARS ENDED DECEMBER 31, 1993 TO 1995



(Dollars in thousands)



                                                       Additions           Deductions -
                                   Balance at          charged to          uncollectible
                                   beginning           costs and           accounts                Balance at
                                   of year             expenses            written off             end of year
                                   ----------          ----------          -------------           -----------
Allowance for credit
 losses (shown on
 balance sheet as
 deduction from net
 investments)

      1995                           $95,271            $58,549                $52,465              $101,355

      1994                           $98,311            $56,133                $59,173              $ 95,271

      1993                           $79,177            $70,245                $51,111              $ 98,311
