Form 10-Q
period 1996-03-31
PITNEY BOWES CREDIT CORP
filed 1996-05-13
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549-1004


                        F O R M   10 - Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

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

As of April 30, 1996, 460 shares of common stock, no par value with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 2 of 18



                    Pitney Bowes Credit Corporation
                                Index
                    -------------------------------


                                                            Page Number
                                                            -----------

Part I - Financial Information:

       Item 1. Financial Statements

               Consolidated Statement of Income -
                Three Months Ended
                March 31, 1996 and 1995 . . . . . . . .             3

               Consolidated Balance Sheet -
                March 31, 1996 and
                December 31, 1995 . . . . . . . . . . .             4

               Consolidated Statement of Cash Flows -
                Three Months Ended
                March 31, 1996 and 1995 . . . . . . . .         5 - 6

               Notes to Consolidated Financial
                Statements. . . . . . . . . . . . . . .         7 - 9

       Item 2. Management's Narrative Analysis of
                the Results of Operations . . . . . . .        10 - 14


Part II - Other Information:

       Item 1. Legal Proceedings. . . . . . . . . . . .            15

       Item 6. Exhibits and Reports on Form 8-K . . . .            15

       Signatures . . . . . . . . . . . . . . . . . . .            16

       Exhibit (i) - Computation of Ratio of Earnings
        to Fixed Charges. . . . . . . . . . . . . . . .            17

       Exhibit (ii) - Financial Data Schedule . . . . .            18

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 3 of 18


                      Part I - Financial Information

                      Item 1.  Financial Statements


                      Pitney Bowes Credit Corporation
                      Consolidated Statement of Income
                      --------------------------------
                                (Unaudited)

(Dollars in thousands)                     Three Months Ended March 31,
                                           ----------------------------
                                                1996               1995
                                             -------            -------

Finance income . . . . . . . . . . . . .    $177,276           $152,170
                                             -------            -------
Expenses:
  Selling, general and administrative. .      39,282             32,018
  Depreciation and amortization. . . . .       8,927              6,870
  Provision for credit losses. . . . . .      16,695             12,268
  Interest . . . . . . . . . . . . . . .      50,315             48,549
                                             -------            -------
    Total expenses . . . . . . . . . . .     115,219             99,705
                                             -------            -------

Income before income taxes . . . . . . .      62,057             52,465
Provision for income taxes . . . . . . .      20,489             16,496
                                             -------            -------
Net income . . . . . . . . . . . . . . .    $ 41,568           $ 35,969
                                             =======            =======

Ratio of earnings to fixed charges . . .       2.22X              2.07X
                                             =======            =======

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 4 of 18

                       Pitney Bowes Credit Corporation
                          Consolidated Balance Sheet
                       -------------------------------
                                 (Unaudited)

(Dollars in thousands)                              March 31,  December 31,
                                                         1996          1995
                                                 ------------  ------------
Assets

Cash . . . . . . . . . . . . . . . . . . . . . .  $    10,059   $    10,129
                                                   ----------    ----------
Investments:
  Finance assets (Note 2)  . . . . . . . . . . .    4,048,397     4,117,353
  Investment in leveraged leases . . . . . . . .      569,586       562,500
  Assets transferred from affiliate. . . . . . .       50,176        53,717
  Investment in operating leases, net of
    accumulated depreciation . . . . . . . . . .      111,745       114,587
  Allowance for credit losses. . . . . . . . . .     (101,411)     (101,355)
                                                   ----------    ----------
    Net investments. . . . . . . . . . . . . . .    4,678,493     4,746,802
                                                   ----------    ----------
Mortgage servicing rights, net of accumulated
 amortization (Note 3) . . . . . . . . . . . . .      120,864       105,933
Assets held for sale . . . . . . . . . . . . . .      100,625        71,917
Other assets . . . . . . . . . . . . . . . . . .      174,637       123,093
                                                   ----------    ----------
Total assets . . . . . . . . . . . . . . . . . .  $ 5,084,678   $ 5,057,874
                                                   ==========    ==========
Liabilities

Senior notes payable within one year (Note 4). .  $ 2,314,107   $ 2,122,880
Short-term notes payable to affiliates (Note 4).      134,974       149,709
Accounts payable to affiliates . . . . . . . . .      128,728       127,007
Accounts payable and accrued liabilities . . . .      150,784       155,603
Deferred taxes . . . . . . . . . . . . . . . . .      470,966       441,324
Senior notes payable after one year (Note 4) . .      820,500     1,020,500
Subordinated notes payable (Note 4). . . . . . .      170,857       170,857
                                                   ----------    ----------
   Total liabilities . . . . . . . . . . . . . .    4,190,916     4,187,880
                                                   ----------    ----------
Stockholder's Equity

Common stock . . . . . . . . . . . . . . . . . .       46,000        46,000
Capital surplus. . . . . . . . . . . . . . . . .       41,725        41,725
Retained earnings. . . . . . . . . . . . . . . .      806,037       782,269
                                                   ----------    ----------
   Total stockholder's equity. . . . . . . . . .      893,762       869,994
                                                   ----------    ----------
Total liabilities and stockholder's equity . . .  $ 5,084,678   $ 5,057,874
                                                   ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 5 of 18

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                    ------------------------------------
                                 (Unaudited)

(Dollars in thousands)                         Three Months Ended March 31,
                                               ----------------------------
                                                      1996             1995
                                                ----------       ----------

Operating Activities

Net income. . . . . . . . . . . . . . . . . .   $   41,568       $   35,969

Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
  Provision for credit losses . . . . . . . .       16,695           12,268
  Depreciation and amortization . . . . . . .        8,927            6,870
  Increase (decrease) in accounts payable to
   affiliates . . . . . . . . . . . . . . . .        1,721          (36,631)
  Increase in deferred taxes. . . . . . . . .       29,642           20,479
  Decrease in accounts payable and accrued
   liabilities. . . . . . . . . . . . . . . .       (4,819)         (82,718)
  Increase in assets transferred from
   affiliate. . . . . . . . . . . . . . . . .            -          (25,273)
  Other, net. . . . . . . . . . . . . . . . .      (47,644)          (3,624)
                                                 ---------        ---------
Net cash provided by (used in) operating
 activities . . . . . . . . . . . . . . . . .       46,090          (72,660)
                                                 ---------        ---------

Investing Activities

  Investment in net finance assets. . . . . .     (363,595)        (239,033)
  Investment in operating leases. . . . . . .       (8,113)            (695)
  Investment in assets held for sale. . . . .      (67,280)         (30,732)
  Cash receipts collected under lease
   contracts, net of finance income
   recognized . . . . . . . . . . . . . . . .      458,112          241,154
  Investment in mortgage servicing rights . .      (18,731)         (13,600)
  Loans and advances to affiliates, net . . .       (1,121)          33,795
  Additions to equipment and leasehold
   improvements . . . . . . . . . . . . . . .       (4,124)          (1,557)
                                                 ---------        ---------
  Net cash used in investing activities . . .       (4,852)         (10,668)
                                                 ---------        ---------

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 6 of 18

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                    ------------------------------------
                                 (Unaudited)

(Dollars in thousands)                         Three Months Ended March 31,
                                               ----------------------------
                                                      1996             1995
                                                ----------       ----------

Financing Activities

  (Decrease) increase in short-term debt. . .       (8,773)          97,244
  Short-term loans from affiliates. . . . . .      (14,735)               -
  Payments to settle subordinated debt. . . .            -             (740)
  Dividends paid to Pitney Bowes Inc. . . . .      (17,800)         (15,500)
                                                 ---------        ---------
   Net cash (used in) provided by financing
    activities. . . . . . . . . . . . . . . .      (41,308)          81,004
                                                 ---------        ---------

Decrease in cash. . . . . . . . . . . . . . .          (70)          (2,324)
Cash at beginning of period . . . . . . . . .       10,129           11,250
                                                 ---------        ---------
Cash at end of period . . . . . . . . . . . .   $   10,059       $    8,926
                                                 =========        =========

Interest paid . . . . . . . . . . . . . . . .   $   53,776       $   64,447
                                                 =========        =========

Income taxes refunded, net. . . . . . . . . .   $  (33,346)      $  (13,827)
                                                 =========        =========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 7 of 18

                      Pitney Bowes Credit Corporation
                Notes to Consolidated Financial Statements
                ------------------------------------------

Note 1:
- ------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the Company or PBCC), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2:
- ------

The composition of the Company's finance assets is as follows:

(Dollars in thousands)
                                                  March 31,   December 31,
Finance Assets                                         1996           1995
                                               ------------   ------------
Gross finance receivables . . . . . . . . . .   $ 4,707,276    $ 4,801,084
Unguaranteed residual valuation . . . . . . .       649,738        649,549
Initial direct cost deferred. . . . . . . . .        94,050         89,173
Unearned income . . . . . . . . . . . . . . .    (1,402,667)    (1,422,453)
                                                 ----------     ----------
  Finance assets. . . . . . . . . . . . . . .   $ 4,048,397    $ 4,117,353
                                                 ==========     ==========
Note 3:
- ------

Mortgage servicing rights (MSR) are recorded at the lower of cost or present value of the estimated future net servicing income, which does not exceed fair market value and are amortized in proportion to, and over the period of, estimated net servicing income. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122). FAS 122 requires that capitalized MSR be assessed periodically for impairment based on the fair value of those rights. Fair value is estimated using a discounted cash flow model which incorporates market discount and prepayment rates as well as other assumptions that market participants would use in their estimates of future servicing income and expense. The Company's policy for evaluating MSR for impairment is to stratify the mortgage servicing rights based on the predominant risk characteristics of the underlying loans. Upon evaluation, adjustments to current period operations and the valuation allowance are made if any individual portfolio stratum is deemed impaired. Based on the evaluation performed as of March 31, 1996, no impairment was recognized in the Company's mortgage servicing rights portfolio.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 8 of 18

Note 4:
- ------

The composition of the Company's notes payable is as follows:

(Dollars in thousands)

                                                  March 31,    December 31,
Notes Payable                                          1996            1995
                                               ------------    ------------
Senior Notes Payable

Commercial paper at a weighted average
  interest rate of 5.18% (5.69% in 1995). . .    $1,887,500      $1,864,000
Notes payable against bank lines of
  credit and others at a weighted average
  interest rate of 2.40% (2.35% in 1995). . .       226,607         258,880
Current installment of long-term debt due
  within one year at an interest rate of
  5.625%. . . . . . . . . . . . . . . . . . .       200,000               -
                                                  ---------       ---------
Total senior notes payable within one year. .     2,314,107       2,122,880

Senior notes payable after one year at
  interest rates of 5.84% to 9.25%
  through 2009 (5.63% to 9.25% in 1995) . . .       820,500       1,020,500
                                                  ---------       ---------
Total senior notes payable. . . . . . . . . .     3,134,607       3,143,380
                                                  ---------       ---------

Short-term Notes Payable to Affiliates

Notes payable to Pitney Bowes Inc. at a
  weighted average interest rate of 5.29%
  (5.72% in 1995) . . . . . . . . . . . . . .       125,000         132,000

Notes payable to Pitney Bowes International
  at a weighted average interest rate of
  5.43% (5.85% in 1995) . . . . . . . . . . .         9,974          17,709
                                                  ---------       ---------
Total short-term notes payable to affiliates.       134,974         149,709
                                                  ---------       ---------

Subordinated Notes Payable

Non-interest bearing notes due
  Pitney Bowes Inc. . . . . . . . . . . . . .       170,857         170,857
                                                  ---------       ---------

Total notes payable . . . . . . . . . . . . .    $3,440,438      $3,463,946
                                                  =========       =========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 9 of 18

Note 5:
- ------

In addition to the adoption of FAS 122, as discussed in Note 3, the Company also adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996 with no material effect to the Company's reporting results.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 10 of 18


Item 2.   Management's Narrative Analysis of the Results of Operations
          ------------------------------------------------------------

Event Impacting Comparability
- -----------------------------

As a result of the 1995 sale of Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) by Pitney Bowes Inc. (Pitney Bowes or PBI), effective January 1, 1996, the operating results of these two previous affiliates of the Company are now reported as part of the Company's External small-ticket financing programs. Prior to January 1, 1996, this information had been reported as part of the Company's Internal small-ticket financing programs. Both of these companies were captive for the majority of last year and will therefore continue to have their prior year results disclosed as part of the Internal small-ticket financing programs.

Results of Operations - first quarter of 1996 compared to first quarter of 1995
- -------------------------------------------------------------------------

Finance income in the first quarter of 1996 increased 16.5 percent to $177.3 million compared to $152.1 million in 1995. Finance income for Internal small-ticket financing programs increased to $74.9 million from $73.2 million ($69.3 million excluding Dictaphone and Monarch) primarily due to higher income from fee-based programs, partly offset by lower lease rates on new business. Finance income for External large-ticket financing programs increased to $52.4 million from $46.4 million primarily due to the gain of $1.6 million realized from the sale of $139 million of finance assets in the first quarter of 1996, plus higher income from other fee-based programs and higher investment levels, partly offset by lower lease rates on new business. Finance income related to External small-ticket financing programs increased to $38.8 million from $25.2 million ($29.1 million including Dictaphone and Monarch) primarily due to higher income from higher investment levels and fee-based programs, in addition to higher lease rates on new business. Revenue generated from mortgage servicing increased 53.4 percent to $11.2 million in the first quarter of 1996 compared with $7.3 million in the first quarter of 1995, due to a larger mortgage servicing portfolio which supports the Company's fee-based income growth strategy.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 11 of 18

Selling, general and administrative (SG&A) expenses increased 22.7 percent to $39.3 million in the first quarter of 1996 compared to $32.0 million in 1995. SG&A expenses for Internal small-ticket financing programs increased to $14.7 million from $13.8 million ($12.8 million excluding Dictaphone and Monarch) principally due to higher professional fees related to new business initiatives and higher sales assistance fees paid to Pitney Bowes. SG&A expenses for External large-ticket financing programs increased 16.6 percent to $5.2 million primarily due to higher personnel related expenses and $.3 million from the impact of the finance asset sale in the first quarter of 1996. SG&A expenses for External small-ticket financing programs increased to $14.9 million from $10.8 million ($11.8 million including Dictaphone and Monarch) principally due to a higher level of marketing fees paid to brokers on higher levels of new business and higher personnel related expenses. SG&A expenses related to mortgage servicing increased 47.1 percent in 1996 to $4.3 million primarily due to the administration of a larger mortgage servicing portfolio. SG&A expenses related to the start-up of the Company's residual value operations in 1996 were $.2 million.

Depreciation on operating leases was $3.4 million in the first quarter of 1996 compared to $3.0 million in 1995 reflecting a higher operating lease investment balance in 1996. Amortization of mortgage servicing rights was $4.9 million in the first quarter of 1996 compared to $3.3 million in 1995 due to a larger mortgage servicing portfolio. Amortization of deferred costs associated with the Company's participation in a partnership transaction was $.6 million for both the first quarter of 1996 and 1995.

The provision for credit losses was $16.7 million for the first quarter of 1996 compared to $12.3 million in 1995. The provision for Internal small-ticket financing programs decreased to $8.0 million from $8.4 million ($7.6 million excluding Dictaphone and Monarch) primarily due to favorable reserve adjustments. The provision for the External large-ticket financing programs was $2.0 million in the first quarter of 1996 compared with a credit of $.7 million in the first quarter of 1995, reflecting the impact of the finance asset sale and higher investment levels and favorable reserve adjustments in 1995. The provision for External small-ticket financing programs was $6.7 million for the first quarter of 1996 compared to $4.6 million in 1995 ($5.4 million including Dictaphone and Monarch) primarily due to higher investment levels.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 12 of 18

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) increased nominally from 2.00 percent at December 31, 1995 to 2.03 percent at March 31, 1996. PBCC charged $16.6 million and $17.8 million against the allowance for credit losses in the first quarter of 1996 and 1995, respectively.

Interest expense was $50.3 million in the first quarter of 1996 compared with $48.5 million in 1995. The increase reflects higher average borrowings in 1996 partially offset by lower interest rates. The effective interest rate on average borrowings was 6.04 percent for the first quarter of 1996 compared to 6.76 percent for the same period of 1995. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

The effective tax rate for the first quarter of 1996 was 33.0 percent compared with 31.5 percent for the same period of 1995. The increase is principally due to the declining impact of the residual portfolio purchase completed in the fourth quarter of 1994 and a lower level of tax-exempt income.

The Company's ratio of earnings to fixed charges was 2.22 times for the first quarter of 1996 compared with 2.07 times for the same period of 1995. The increase reflects higher profitability from higher investment and fee-based program levels, combined with lower effective interest rates in 1996.

Liquidity and Capital Resources
- -------------------------------

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility.
PBCC's debt mix was 71 percent short-term and 29 percent long-term at March 31, 1996 and 66 percent short-term and 34 percent long-term at December 31, 1995. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 57 percent variable-rate and 43 percent fixed-rate at both March 31, 1996 and December 31, 1995. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

The Company has $750 million of unissued debt securities available from a shelf registration statement filed with the Securities and Exchange Commission in September 1995. Up to $500 million of medium-term notes may be offered under this registration statement. The $750 million available under this shelf registration statement should meet the Company's financing needs for the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.72 billion at March 31, 1996, largely supporting its commercial paper borrowings.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 13 of 18

The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to control the growth of External large-ticket investments and debt levels.

Additional financing will continue to be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes, the level of External Division financing activity, capitalization of any fee-based business initiatives and the refinancing of maturing debt.

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

Gross finance assets at the end of the first quarter of 1996 decreased
1.7 percent from December 31, 1995. The decrease is principally due to the sale of $139 million of External large-ticket finance assets during the first quarter of 1996 and a seasonally lower level of financing volume in the Internal small-ticket financing programs being added during the quarter relative to portfolio liquidations. This decrease is partly offset by a favorable financing volume relative to portfolio liquidation in the External small-ticket financing programs. Gross finance assets at March 31, 1996 were 9.4 percent, or $460.3 million, higher than March 31, 1995. Overall levels of lease receivables are in line with management's expectations.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 14 of 18

The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .66 times at March 31, 1996 and .61 times at December 31, 1995.

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

- -------------------------------------------------------------------------

The Company wishes to caution readers that any forward-looking statements contained in this Form 10-Q or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial results and could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company - the level of business and financial performance of Pitney Bowes; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the level of write-offs and the Company's associated collection and asset management efforts.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 15 of 18




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

         (b) No reports on Form 8-K were filed for the three months ended March 31, 1996.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1996
Page 16 of 18





                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                   PITNEY BOWES CREDIT CORPORATION




Date:    May 13, 1996               /s/ G. Kirk Hudson
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