Form 10-Q
period 1996-06-30
PITNEY BOWES CREDIT CORP
filed 1996-08-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549-1004


                        F O R M   10 - Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

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

As of July 31, 1996, 460 shares of common stock, no par value with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 2 of 21



                    Pitney Bowes Credit Corporation
                                Index
                    -------------------------------


                                                            Page Number
                                                            -----------

Part I - Financial Information:

       Item 1. Financial Statements

               Consolidated Statement of Income -
                Three and Six Months Ended
                June 30, 1996 and 1995. . . . . . . . .             3

               Consolidated Balance Sheet -
                June 30, 1996 and
                December 31, 1995 . . . . . . . . . . .             4

               Consolidated Statement of Cash Flows -
                Six Months Ended
                June 30, 1996 and 1995. . . . . . . . .         5 - 6

               Notes to Consolidated Financial
                Statements. . . . . . . . . . . . . . .        7 - 10

       Item 2. Management's Narrative Analysis of
                the Results of Operations . . . . . . .       11 - 16


Part II - Other Information:

       Item 1. Legal Proceedings. . . . . . . . . . . .            17

       Item 5. Other Information. . . . . . . . . . . .            17

       Item 6. Exhibits and Reports on Form 8-K . . . .            18

       Signatures . . . . . . . . . . . . . . . . . . .            19

       Exhibit (i) - Computation of Ratio of Earnings
        to Fixed Charges. . . . . . . . . . . . . . . .            20

       Exhibit (ii) - Financial Data Schedule . . . . .            21

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 3 of 21

                                 Part I - Financial Information

                                 Item 1.  Financial Statements

                                 Pitney Bowes Credit Corporation
                                Consolidated Statement of Income
                                --------------------------------
                                           (Unaudited)

(Dollars in thousands)                  Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------    -------------------------
                                            1996               1995        1996             1995
                                         -------            -------     -------          -------
Revenue:
  Finance income . . . . . . . . . . .  $179,570           $159,735    $356,846         $311,905
  Equipment sales. . . . . . . . . . .       421                  -         421                -
                                         -------            -------     -------          -------
    Total revenue. . . . . . . . . . .   179,991            159,735     357,267          311,905
                                         -------            -------     -------          -------
Expenses:
  Selling, general and administrative.    38,982             33,313      78,264           65,331
  Depreciation and amortization. . . .    10,186              6,956      19,113           13,826
  Cost of equipment sales. . . . . . .       283                  -         283                -
  Provision for credit losses. . . . .    13,875             13,050      30,570           25,318
  Interest . . . . . . . . . . . . . .    48,954             50,918      99,269           99,467
                                         -------            -------     -------          -------
    Total expenses . . . . . . . . . .   112,280            104,237     227,499          203,942
                                         -------            -------     -------          -------

Income before income taxes . . . . . .    67,711             55,498     129,768          107,963
Provision for income taxes . . . . . .    22,636             17,684      43,125           34,180
                                         -------            -------     -------          -------

Net income . . . . . . . . . . . . . .  $ 45,075           $ 37,814    $ 86,643         $ 73,783
                                         =======            =======     =======          =======

Ratio of earnings to fixed charges . .     2.37X              2.08X       2.30X            2.08X
                                         =======            =======     =======          =======

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 4 of 21

                       Pitney Bowes Credit Corporation
                          Consolidated Balance Sheet
                       -------------------------------
                                 (Unaudited)


(Dollars in thousands)                               June 30,  December 31,
                                                         1996          1995
                                                 ------------  ------------

Assets

Cash . . . . . . . . . . . . . . . . . . . . . .  $     9,513   $    10,129
                                                   ----------    ----------
Investments:
  Finance assets (Note 2)  . . . . . . . . . . .    4,010,619     4,117,353
  Investment in leveraged leases . . . . . . . .      575,394       562,500
  Assets transferred from affiliate. . . . . . .       42,731        53,717
  Investment in operating leases, net of
    accumulated depreciation . . . . . . . . . .      109,096       114,587
  Allowance for credit losses. . . . . . . . . .      (95,670)     (101,355)
                                                   ----------    ----------
    Net investments. . . . . . . . . . . . . . .    4,642,170     4,746,802
                                                   ----------    ----------
Mortgage servicing rights, net of accumulated
 amortization (Note 3) . . . . . . . . . . . . .      119,734       105,933
Assets held for sale . . . . . . . . . . . . . .      235,611        71,917
Other assets . . . . . . . . . . . . . . . . . .      151,836       123,093
                                                   ----------    ----------
Total assets . . . . . . . . . . . . . . . . . .  $ 5,158,864   $ 5,057,874
                                                   ==========    ==========
Liabilities

Senior notes payable within one year (Note 4). .  $ 2,380,778   $ 2,122,880
Short-term notes payable to affiliates (Note 4).      129,994       149,709
Accounts payable to affiliates . . . . . . . . .      135,914       127,007
Accounts payable and accrued liabilities . . . .      149,396       155,603
Deferred taxes . . . . . . . . . . . . . . . . .      495,888       441,324
Senior notes payable after one year (Note 4) . .      775,000     1,020,500
Subordinated notes payable (Note 4). . . . . . .      170,857       170,857
                                                   ----------    ----------
   Total liabilities . . . . . . . . . . . . . .    4,237,827     4,187,880
                                                   ----------    ----------
Stockholder's Equity

Common stock . . . . . . . . . . . . . . . . . .       46,000        46,000
Capital surplus. . . . . . . . . . . . . . . . .       41,725        41,725
Retained earnings. . . . . . . . . . . . . . . .      833,312       782,269
                                                   ----------    ----------
   Total stockholder's equity. . . . . . . . . .      921,037       869,994
                                                   ----------    ----------
Total liabilities and stockholder's equity . . .  $ 5,158,864   $ 5,057,874
                                                   ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 5 of 21

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                    ------------------------------------
                                 (Unaudited)

(Dollars in thousands)                            Six Months Ended June 30,
                                                ---------------------------
                                                      1996             1995
                                                ----------       ----------

Operating Activities

Net income. . . . . . . . . . . . . . . . . .   $   86,643       $   73,783

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for credit losses . . . . . . . .       30,570           25,318
  Depreciation and amortization . . . . . . .       19,113           13,826
  Cost of equipment sales . . . . . . . . . .          283                -
  Increase (decrease) in accounts payable to
   affiliates . . . . . . . . . . . . . . . .        8,907          (26,213)
  Increase in deferred taxes. . . . . . . . .       54,564           42,127
  Decrease in accounts payable and accrued
   liabilities. . . . . . . . . . . . . . . .       (6,207)         (80,308)
  Increase in assets transferred from
   affiliate. . . . . . . . . . . . . . . . .       (2,420)         (24,266)
  Other, net. . . . . . . . . . . . . . . . .      (21,671)          (9,525)
                                                 ---------        ---------
Net cash provided by operating activities . .      169,782           14,742
                                                 ---------        ---------

Investing Activities

  Investment in net finance assets. . . . . .     (692,387)        (607,486)
  Investment in operating leases. . . . . . .       (8,927)          (1,100)
  Investment in assets held for sale. . . . .     (200,681)         (59,523)
  Cash receipts collected under lease
   contracts, net of finance income
   recognized . . . . . . . . . . . . . . . .      806,878          455,833
  Investment in mortgage servicing rights . .      (22,847)         (36,562)
  Loans and advances to affiliates, net . . .       (3,452)          38,243
  Additions to equipment and leasehold
   improvements . . . . . . . . . . . . . . .       (6,065)          (3,770)
                                                 ---------        ---------
  Net cash used in investing activities . . .     (127,481)        (214,365)
                                                 ---------        ---------

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 6 of 21

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                    ------------------------------------
                                 (Unaudited)

(Dollars in thousands)                            Six Months Ended June 30,
                                                ---------------------------
                                                      1996             1995
                                                ----------       ----------

Financing Activities

  Increase (decrease) in short-term debt. . .       12,398          (20,001)
  Proceeds from the issuance of senior notes
   payable after one year . . . . . . . . . .            -          275,000
  Settlement of long-term debt. . . . . . . .            -          (29,500)
  Short-term loans from affiliates. . . . . .      (19,715)               -
  Payments to settle subordinated debt. . . .            -             (740)
  Dividends paid to Pitney Bowes Inc. . . . .      (35,600)         (31,000)
                                                 ---------        ---------
   Net cash (used in) provided by financing
    activities. . . . . . . . . . . . . . . .      (42,917)         193,759
                                                 ---------        ---------

Decrease in cash. . . . . . . . . . . . . . .         (616)          (5,864)
Cash at beginning of period . . . . . . . . .       10,129           11,250
                                                 ---------        ---------
Cash at end of period . . . . . . . . . . . .   $    9,513       $    5,386
                                                 =========        =========

Interest paid . . . . . . . . . . . . . . . .   $  101,384       $  108,704
                                                 =========        =========

Income taxes refunded, net. . . . . . . . . .   $  (35,611)      $  (24,915)
                                                 =========        =========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 7 of 21

                 Pitney Bowes Credit Corporation
           Notes to Consolidated Financial Statements
           ------------------------------------------

Note 1:
- ------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the Company or PBCC), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2:
- ------

The composition of the Company's finance assets is as follows:

(Dollars in thousands)
                                            June 30,  December 31,
Finance Assets                                  1996          1995
                                         -----------  ------------
Gross finance receivables . . . . . .    $ 4,645,782   $ 4,801,084
Unguaranteed residual valuation . . .        649,457       649,549
Initial direct cost deferred. . . . .         97,713        89,173
Unearned income . . . . . . . . . . .     (1,382,333)   (1,422,453)
                                          ----------    ----------
  Finance assets. . . . . . . . . . .    $ 4,010,619   $ 4,117,353
                                          ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 8 of 21

Note 3:
- ------

Mortgage servicing rights (MSR) are recorded at the lower of cost or present value of the estimated future net servicing income, which does not exceed fair market value and are amortized in proportion to, and over the period of, estimated net servicing income. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122). FAS 122 requires that capitalized MSR be assessed periodically for impairment based on the fair value of those rights. Fair value is estimated using a discounted cash flow model which incorporates market discount and prepayment rates as well as other assumptions that market participants would use in their estimates of future servicing income and expense. The Company's policy for evaluating MSR for impairment is to stratify the mortgage servicing rights based on the predominant risk characteristics of the underlying loans. Upon evaluation, adjustments to current period operations and the valuation allowance are made if any individual portfolio stratum is deemed impaired. Based on the evaluation performed as of June 30, 1996, no impairment was recognized in the Company's mortgage servicing rights portfolio.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 9 of 21

Note 4:
- ------

The composition of the Company's notes payable is as follows:

(Dollars in thousands)
                                                 June 30,   December 31,
Notes Payable                                        1996           1995
                                             ------------   ------------
Senior Notes Payable

Commercial paper at a weighted average
  interest rate of 5.28% (5.69% in 1995). . .  $1,851,488     $1,864,000
Notes payable against bank lines of
  credit and others at a weighted average
  interest rate of 2.06% (2.35% in 1995). . .     283,790        258,880
Current installment of long-term debt due
  within one year at an interest rate of
  5.96% . . . . . . . . . . . . . . . . . . .     245,500              -
                                                ---------      ---------

Total senior notes payable within one year. .   2,380,778      2,122,880

Senior notes payable after one year at
  interest rates of 5.84% to 9.25%
  through 2009. . . . . . . . . . . . . . . .     775,000      1,020,500
                                                ---------      ---------
  Total senior notes payable. . . . . . . . .   3,155,778      3,143,380
                                                ---------      ---------

Short-term Notes Payable to Affiliates

Notes payable to Pitney Bowes Inc. at a
  weighted average interest rate of 5.30%
  (5.72% in 1995) . . . . . . . . . . . . . .     126,200        132,000

Notes payable to Pitney Bowes International
  at a weighted average interest rate of
  5.39% (5.85% in 1995) . . . . . . . . . . .       3,794         17,709
                                                ---------      ---------
Total short-term notes payable to affiliates.     129,994        149,709
                                                ---------      ---------

Subordinated Notes Payable

Non-interest bearing notes due
  Pitney Bowes Inc. . . . . . . . . . . . . .     170,857        170,857
                                                ---------      ---------

Total notes payable . . . . . . . . . . . . .  $3,456,629     $3,463,946
                                                =========      =========

In July 1996, the Company issued $200 million of medium-term notes due in July, 1999 and $100 million of medium-term notes due in July, 2001 with coupon rates of 6.54 percent and 6.78 percent, respectively.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 10 of 21

Note 5:
- ------

In addition to the adoption of FAS 122, as discussed in Note 3, the Company also adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996 with no material effect to the Company's reported results.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 11 of 21



Item 2.   Management's Narrative Analysis of the Results of Operations
          ------------------------------------------------------------

Event Impacting Comparability
- -----------------------------

As a result of the 1995 sale of Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) by Pitney Bowes Inc. (Pitney Bowes or PBI), effective January 1, 1996, the operating results of these two previous affiliates of the Company are now reported as part of the Company's External small-ticket financing programs. Prior to January 1, 1996, this information had been reported as part of the Company's Internal small-ticket financing programs. Both of these companies were captive for the majority of 1995 and will therefore continue to have their prior year results disclosed as part of the Internal small-ticket financing programs.

Results of Operations - second quarter of 1996 compared to second quarter of 1995
- ----------------------------------------------------------------------

Finance income in the second quarter of 1996 increased 12.4 percent to $179.6 million compared to $159.7 million in 1995. Finance income for Internal small-ticket financing programs increased marginally to $75.5 million from $75.2 million ($71.3 million excluding Dictaphone and Monarch) primarily due to higher income from fee-based programs, partly offset by lower income on lower financing activity. Finance income for External large-ticket financing programs decreased to $46.2 million from $47.0 million primarily due to lower income from fee-based programs and lower financing activity. Finance income related to External small-ticket financing programs increased to $45.1 million from $28.2 million ($32.1 million including Dictaphone and Monarch) primarily due to higher income from fee-based programs, a $3.2 million pretax gain on the sale of the Company's net investment in the Custom Vendor Finance (CVF) group, in addition to higher investment levels and higher lease rates on new business. Revenue generated from mortgage servicing increased 37.9 percent to $12.8 million in the second quarter of 1996 compared with $9.3 million in the second quarter of 1995, due to a larger mortgage servicing portfolio which supports the Company's fee-based income growth strategy.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 12 of 21


Selling, general and administrative (SG&A) expenses increased 17.0 percent to $39.0 million in the second quarter of 1996 compared to $33.3 million in 1995. SG&A expenses for Internal small-ticket financing programs increased to $14.4 million from $13.4 million ($12.3 million excluding Dictaphone and Monarch) principally due to higher professional fees related to new business initiatives partially offset by lower sales assistance fees paid to Pitney Bowes. SG&A expenses for External large-ticket financing programs increased 14.6 percent to $4.5 million primarily due to the allocation of higher personnel related expenses. SG&A expenses for External small-ticket financing programs increased to $15.3 million from $12.5 million ($13.6 million including Dictaphone and Monarch) principally due to a higher level of marketing fees paid to brokers on higher levels of new business and higher personnel related expenses at Colonial Pacific Leasing Corporation partially offset by lower personnel expenses related to the Custom Vendor Finance staff transfer at the end of May, 1996. SG&A expenses related to mortgage servicing increased 33.6 percent in 1996 to $4.7 million primarily due to the administration of a larger mortgage servicing portfolio. SG&A expenses related to the start-up of the Company's residual value operations in 1996 were $.1 million.

Depreciation on operating leases was $3.7 million in the second quarter of 1996 compared to $2.5 million in 1995 reflecting a higher operating lease investment balance in 1996. Amortization of mortgage servicing rights was $5.9 million in the second quarter of 1996 compared to $3.9 million in 1995 due to a larger mortgage servicing portfolio. Amortization of deferred costs associated with the Company's participation in a partnership transaction was $.6 million for both the second quarter of 1996 and 1995.

The provision for credit losses was $13.9 million for the second quarter of 1996 compared to $13.1 million in 1995. The provision for Internal small-ticket financing programs decreased to $7.3 million from $8.5 million ($7.9 million excluding Dictaphone and Monarch) primarily due to favorable reserve adjustments including lower provisional rates implemented in 1996. The provision for the External large-ticket financing programs was $.2 million in the second quarter of 1996 compared with a credit of $.6 million in the second quarter of 1995, reflecting higher investment levels in 1996 and favorable reserve adjustments in 1995. The provision for External small-ticket financing programs was $6.4 million for the second quarter of 1996 compared to $5.2 million in 1995 ($5.8 million including Dictaphone and Monarch) primarily due to higher investment levels.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 13 of 21


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

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) decreased from
2.00 percent at December 31, 1995 to 1.94 percent at June 30, 1996. PBCC charged $36.3 million and $22.6 million against the allowance for credit losses through the end of the second quarter of 1996 and 1995, respectively. These write-offs included $12.3 million and $4.4 million in 1996 and 1995, respectively, which were related to assets purchased from Adrema.

Interest expense was $49.0 million in the second quarter of 1996 compared with $50.9 million in 1995. The decrease reflects lower interest rates partially offset by higher average borrowings in 1996. The effective interest rate on average borrowings was 5.93 percent for the second quarter of 1996 compared to 6.67 percent for the same period of 1995. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

The effective tax rate for the second quarter of 1996 was 33.4 percent compared with 31.9 percent for the same period of 1995. The increase is principally due to the declining impact of the residual portfolio purchase completed in the fourth quarter of 1994 and a lower level of tax exempt income.

The Company's ratio of earnings to fixed charges was 2.37 times for the second quarter of 1996 compared with 2.08 times for the same period of 1995. The increase reflects higher profitability from higher investment and fee-based program levels, combined with lower effective interest rates in 1996.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 14 of 21

Results of Operations - first six months of 1996 compared to first six months of 1995
- ----------------------------------------------------------------------

For the first six months of 1996 compared to the same period of 1995, total revenue increased 14.5 percent to $357.3 million, SG&A expenses increased 19.8 percent to $78.3 million, depreciation and amortization including the cost of equipment sales increased 40.3 percent to $19.4 million, provision for credit losses increased 20.7 percent to $30.6 million, interest expense decreased .2 percent to $99.3 million, provision for income taxes increased by 26.2 percent to $43.1 million, generating a favorable net income increase of 17.4 percent to $86.6 million.

Except for the gain from the sale of the CVF finance assets in the second quarter of 1996, the factors that affected the change in each of the above income or expense items were essentially the same as those affecting the second quarter of 1996 versus 1995.

Liquidity and Capital Resources
- -------------------------------

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility. PBCC's debt mix was 73 percent short-term and 27 percent long-term at June 30, 1996 and 66 percent short-term and 34 percent long-term at December 31, 1995. PBCC's swap-adjusted debt mix was 58 percent variable-rate and 42 percent fixed-rate at June 30, 1996 and 57 percent variable rate and 43 percent fixed rate at December 31, 1995. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

In July 1996, the Company issued $200 million of medium-term notes due in July 1999 and $100 million of medium-term notes due in July 2001 with coupon rates of 6.54 percent and 6.78 percent, respectively.

Subsequent to the July 1996 $200 million medium-term notes issuance, the Company has $450 million of unissued debt securities remaining from a shelf registration statement filed with the Securities and Exchange Commission in September 1995. Up to $200 million of medium-term notes may be offered under this registration statement. The $450 million available under this shelf registration statement should meet the Company's financing needs for approximately the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.72 billion at June 30, 1996, largely supporting its commercial paper borrowings.

The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to control the growth of External large-ticket investments and debt levels.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 15 of 21


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

Gross finance assets at the end of the second quarter of 1996 decreased 2.9 percent from December 31, 1995. The decrease is principally due to the sale of $139 million of External large-ticket finance assets during the first quarter of 1996 and the sale of $126 million of External small-ticket (CVF) finance assets during the second quarter of 1996, partially offset by higher new volume levels in the Internal small-ticket financing programs during the second quarter of 1996. Gross finance assets at June 30, 1996 were 2.5 percent, or $131.2 million higher than June 30, 1995. Overall levels of lease receivables are in line with management's expectations.

The Company's liquidity ratio (finance contracts receivable plus residuals expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .71 times at June 30, 1996 and .61 times at December 31, 1995.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 16 of 21


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

- ----------------------------------------------------------------------

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

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 17 of 21


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

        Pitney Bowes has been advised by the Antitrust Division of the U.S. Department of Justice that its civil investigation of PBI's postage equipment business has been closed. The investigation was concluded without any findings that Pitney Bowes violated the surviving provisions of the 1959 consent decree between Pitney Bowes and the U.S. Department of Justice, and/or the antitrust laws.

Item 5. Other Information

        Effective May 31, 1996, the Company sold its Custom Vendor Finance (CVF) operations to Newcourt Credit Group (based in Toronto, Canada). Newcourt Credit Group acquired CVF's existing operations including twelve employees, twelve U.S. vendor finance programs and a portfolio of secured loans valued at $126 million.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 18 of 21


Item 6. Exhibits and Reports on Form 8-K

         (a) 1. Financial Statements - see index on page 2

             2. Exhibits (numbered in accordance with Item 601 of
                Regulation S-K)

                Reg. S-K                               Incorporation
                Exhibits  Description                  by Reference
                --------  ---------------------------- -------------

                  (12)    Computation of Ratio of      See Exhibit (i)
                          Earnings to Fixed Charges    on page 20

                  (27)    Financial Data Schedule      See Exhibit (ii)
                                                       on page 21

                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available upon request.

         (b) No reports on Form 8-K were filed for the three months ended June 30, 1996.

Pitney Bowes Credit Corporation - Form 10-Q
Six Months Ended June 30, 1996
Page 19 of 21





                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                   PITNEY BOWES CREDIT CORPORATION




Date:  August 14, 1996              /s/ G. Kirk Hudson
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