Form 10-Q
period 1996-09-30
PITNEY BOWES CREDIT CORP
filed 1996-11-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549-1004


                        F O R M   10 - Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

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

As of October 31, 1996, 460 shares of common stock, no par value with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 2 of 22



                    Pitney Bowes Credit Corporation
                                Index
                    -------------------------------


                                                            Page Number
                                                            -----------

Part I - Financial Information:

       Item 1. Financial Statements

               Consolidated Statement of Income -
                Three and Nine Months Ended
                September 30, 1996 and 1995 . . . . . .             3

               Consolidated Balance Sheet -
                September 30, 1996 and
                December 31, 1995 . . . . . . . . . . .             4

               Consolidated Statement of Cash Flows -
                Nine Months Ended
                September 30, 1996 and 1995 . . . . . .         5 - 6

               Notes to Consolidated Financial
                Statements. . . . . . . . . . . . . . .        7 - 10

       Item 2. Management's Narrative Analysis of
                the Results of Operations . . . . . . .       11 - 16


Part II - Other Information:

       Item 1. Legal Proceedings. . . . . . . . . . . .            17

       Item 6. Exhibits and Reports on Form 8-K . . . .            18

       Signatures . . . . . . . . . . . . . . . . . . .            19

       Exhibit (i) - Material Contracts:  First Amended
        and Restated Operating Agreement. . . . . . . .            20

       Exhibit (ii) - Computation of Ratio of Earnings
        to Fixed Charges. . . . . . . . . . . . . . . .            21

       Exhibit (iii) - Financial Data Schedule. . . . .            22

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 3 of 22

                                 Part I - Financial Information

                                 Item 1.  Financial Statements

                                 Pitney Bowes Credit Corporation
                                Consolidated Statement of Income
                                --------------------------------
                                           (Unaudited)

(Dollars in thousands)                       Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                         --------------------------     ------------------------
                                            1996               1995        1996             1995
                                         -------            -------     -------          -------
Revenue:
  Finance income . . . . . . . . . . .  $191,475           $166,294    $548,321         $478,199
  Equipment sales. . . . . . . . . . .         -              2,474         421            2,474
                                         -------            -------     -------          -------
    Total revenue. . . . . . . . . . .   191,475            168,768     548,742          480,673
                                         -------            -------     -------          -------
Expenses:
  Selling, general and administrative.    47,814             34,831     126,078          100,162
  Depreciation and amortization. . . .    10,563              9,238      29,676           23,064
  Cost of equipment sales. . . . . . .         -              2,163         283            2,163
  Provision for credit losses. . . . .    17,547             13,315      48,117           38,633
  Interest . . . . . . . . . . . . . .    50,394             51,236     149,663          150,703
                                         -------            -------     -------          -------
    Total expenses . . . . . . . . . .   126,318            110,783     353,817          314,725
                                         -------            -------     -------          -------

Income before income taxes . . . . . .    65,157             57,985     194,925          165,948
Provision for income taxes . . . . . .    21,081             17,984      64,206           52,164
                                         -------            -------     -------          -------

Net income . . . . . . . . . . . . . .  $ 44,076           $ 40,001    $130,719         $113,784
                                         =======            =======     =======          =======

Ratio of earnings to fixed charges . .     2.28X              2.12X       2.29X            2.09X
                                         =======            =======     =======          =======

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 4 of 22

                       Pitney Bowes Credit Corporation
                          Consolidated Balance Sheet
                       -------------------------------
                                 (Unaudited)


(Dollars in thousands)                          September 30,  December 31,
                                                         1996          1995
                                                -------------  ------------

Assets

Cash . . . . . . . . . . . . . . . . . . . . . .  $    21,790   $    10,129
                                                   ----------    ----------
Investments:
  Finance assets (Note 2)  . . . . . . . . . . .    4,035,216     4,117,353
  Investment in leveraged leases . . . . . . . .      588,414       562,500
  Assets transferred from affiliate. . . . . . .       34,098        53,717
  Investment in operating leases, net of
    accumulated depreciation . . . . . . . . . .      104,873       114,587
  Allowance for credit losses. . . . . . . . . .      (95,282)     (101,355)
                                                   ----------    ----------
    Net investments. . . . . . . . . . . . . . .    4,667,319     4,746,802
                                                   ----------    ----------
Mortgage servicing rights, net of accumulated
 amortization (Note 3) . . . . . . . . . . . . .      126,063       105,933
Assets held for sale . . . . . . . . . . . . . .      220,840        71,917
Other assets . . . . . . . . . . . . . . . . . .      162,060       123,093
                                                   ----------    ----------
Total assets . . . . . . . . . . . . . . . . . .  $ 5,198,072   $ 5,057,874
                                                   ==========    ==========
Liabilities

Senior notes payable within one year (Note 4). .  $ 1,942,261   $ 2,122,880
Short-term notes payable to affiliates (Note 4).       70,400       149,709
Accounts payable to affiliates . . . . . . . . .      128,379       127,007
Accounts payable and accrued liabilities . . . .      148,434       155,603
Deferred taxes . . . . . . . . . . . . . . . . .      515,428       441,324
Senior notes payable after one year (Note 4) . .    1,275,000     1,020,500
Subordinated notes payable (Note 4). . . . . . .      170,857       170,857
                                                   ----------    ----------
   Total liabilities . . . . . . . . . . . . . .    4,250,759     4,187,880
                                                   ----------    ----------
Stockholder's Equity

Common stock . . . . . . . . . . . . . . . . . .       46,000        46,000
Capital surplus. . . . . . . . . . . . . . . . .       41,725        41,725
Retained earnings. . . . . . . . . . . . . . . .      859,588       782,269
                                                   ----------    ----------
   Total stockholder's equity. . . . . . . . . .      947,313       869,994
                                                   ----------    ----------
Total liabilities and stockholder's equity . . .  $ 5,198,072   $ 5,057,874
                                                   ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 5 of 22

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                    ------------------------------------
                                 (Unaudited)

(Dollars in thousands)                                Nine Months Ended
                                                        September 30,
                                                ---------------------------
                                                      1996             1995
                                                ----------       ----------

Operating Activities

Net income. . . . . . . . . . . . . . . . . .   $  130,719       $  113,784

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for credit losses . . . . . . . .       48,117           38,633
  Depreciation and amortization . . . . . . .       29,676           23,064
  Cost of equipment sales . . . . . . . . . .          283            2,163
  Increase (decrease) in accounts payable to
   affiliates . . . . . . . . . . . . . . . .        1,372          (27,660)
  Increase in deferred taxes. . . . . . . . .       74,104           65,375
  Decrease in accounts payable and accrued
   liabilities. . . . . . . . . . . . . . . .       (7,169)         (84,720)
  Increase in assets transferred from
   affiliate. . . . . . . . . . . . . . . . .       (4,559)         (27,101)
  Other, net. . . . . . . . . . . . . . . . .      (29,336)          (6,161)
                                                 ---------        ---------
   Net cash provided by operating activities.      243,207           97,377
                                                 ---------        ---------

Investing Activities

Investment in net finance assets. . . . . . .   (1,023,467)        (988,948)
Investment in leveraged leases. . . . . . . .            -          (45,499)
Investment in operating leases. . . . . . . .       (9,027)         (27,731)
Investment in assets held for sale. . . . . .     (237,971)         (94,317)
Cash receipts collected under lease
 contracts, net of finance income
 recognized . . . . . . . . . . . . . . . . .    1,145,821          725,839
Investment in mortgage servicing rights . . .      (34,759)         (46,268)
Loans and advances to affiliates, net . . . .       (3,534)          63,133
Additions to equipment and leasehold
 improvements . . . . . . . . . . . . . . . .       (9,781)          (6,455)
                                                 ---------        ---------
   Net cash used in investing activities. . .     (172,718)        (420,246)
                                                 ---------        ---------

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 6 of 22

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                    ------------------------------------
                                 (Unaudited)

(Dollars in thousands)                              Nine Months Ended
                                                       September 30,
                                                ---------------------------
                                                      1996             1995
                                                ----------       ----------

Financing Activities

Decrease in short-term debt . . . . . . . . .     (426,119)         (77,191)
Short-term loans from Pitney Bowes Inc. . . .      (79,309)         204,500
Proceeds from the issuance of senior notes
 payable after one year . . . . . . . . . . .      500,000          275,000
Settlement of long-term debt. . . . . . . . .            -          (29,500)
Payments to settle subordinated debt. . . . .            -             (740)
Dividends paid to Pitney Bowes Inc. . . . . .      (53,400)         (46,500)
                                                 ---------        ---------
    Net cash (used in) provided by financing
     activities . . . . . . . . . . . . . . .      (58,828)         325,569
                                                 ---------        ---------

Increase in cash. . . . . . . . . . . . . . .       11,661            2,700
Cash at beginning of period . . . . . . . . .       10,129           11,250
                                                 ---------        ---------
Cash at end of period . . . . . . . . . . . .   $   21,790       $   13,950
                                                 =========        =========

Interest paid . . . . . . . . . . . . . . . .   $  153,334       $  154,059
                                                 =========        =========

Income taxes refunded, net. . . . . . . . . .   $  (34,400)      $  (30,545)
                                                 =========        =========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 7 of 22

                 Pitney Bowes Credit Corporation
           Notes to Consolidated Financial Statements
           ------------------------------------------

Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the Company or PBCC), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2:
------

The composition of the Company's finance assets is as follows:

(Dollars in thousands)
                                       September 30,  December 31,
Finance Assets                                  1996          1995
                                       -------------  ------------
Gross finance receivables . . . . . .    $ 4,630,354   $ 4,801,084
Unguaranteed residual valuation . . .        661,758       649,549
Initial direct cost deferred. . . . .         93,815        89,173
Unearned income . . . . . . . . . . .     (1,350,711)   (1,422,453)
                                          ----------    ----------
  Finance assets. . . . . . . . . . .    $ 4,035,216   $ 4,117,353
                                          ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 8 of 22

Note 3:
------

Mortgage servicing rights (MSR) are recorded at the lower of cost or present value of the estimated future net servicing income, which does not exceed fair market value and are amortized in proportion to, and over the period of, estimated net servicing income. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122). FAS 122 requires that capitalized MSR be assessed periodically for impairment based on the fair value of those rights. Fair value is estimated using a discounted cash flow model which incorporates market discount and prepayment rates as well as other assumptions that market participants would use in their estimates of future servicing income and expense. The Company's policy for evaluating MSR for impairment is to stratify the mortgage servicing rights based on the predominant risk characteristics of the underlying loans. Upon evaluation, adjustments to current period operations and the valuation allowance are made if any individual portfolio stratum is deemed impaired. Based on the evaluation performed as of September 30, 1996, no impairment was recognized in the Company's mortgage servicing rights portfolio.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 9 of 22

Note 4:
------

The composition of the Company's notes payable is as follows:

(Dollars in thousands)
                                            September 30,   December 31,
Notes Payable                                        1996           1995
                                            -------------   ------------
Senior Notes Payable

Commercial paper at a weighted average
  interest rate of 5.40% (5.69% in 1995). . .  $1,398,000     $1,864,000
Notes payable against bank lines of
  credit and others at a weighted average
  interest rate of 1.99% (2.35% in 1995). . .     298,761        258,880
Current installment of long-term debt due
  within one year at an interest rate of
  5.96% . . . . . . . . . . . . . . . . . . .     245,500              -
                                                ---------      ---------
Total senior notes payable within one year. .   1,942,261      2,122,880

Senior notes payable after one year at
  interest rates of 5.84% to 9.25%
  through 2009. . . . . . . . . . . . . . . .   1,275,000      1,020,500
                                                ---------      ---------
  Total senior notes payable. . . . . . . . .   3,217,261      3,143,380
                                                ---------      ---------

Short-term Notes Payable to Affiliates

Notes payable to Pitney Bowes Inc. at a
  weighted average interest rate of 5.26%
  (5.72% in 1995) . . . . . . . . . . . . . .      70,400        132,000

Notes payable to Pitney Bowes International
  at a weighted average interest rate of
  5.85% in 1995 . . . . . . . . . . . . . . .           -         17,709
                                                ---------      ---------
Total short-term notes payable to affiliates.      70,400        149,709
                                                ---------      ---------
Subordinated Notes Payable

Non-interest bearing notes due
  Pitney Bowes Inc. . . . . . . . . . . . . .     170,857        170,857
                                                ---------      ---------
Total notes payable . . . . . . . . . . . . .  $3,458,518     $3,463,946
                                                =========      =========

In July 1996, the Company issued $200 million of medium-term notes due in July 1999 and $100 million of medium-term notes due in July 2001 with coupon rates of 6.54 percent and 6.78 percent, respectively.

In September 1996, the Company issued $100 million of medium-term notes due in October 1998 and $100 million of medium-term notes due in October 2001 with coupon rates of 6.31 percent and 6.80 percent, respectively.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 10 of 22

Note 5:
------

In addition to the adoption of FAS 122, as discussed in Note 3, the Company also adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996 with no material effect to the Company's reported results.

The Financial Accounting Standards Board issued Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS 125). FAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. The company is currently assessing the prospective impact of the provisions of this standard on its consolidated financial statements.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 11 of 22



Item 2.   Management's Narrative Analysis of the Results of Operations
          ------------------------------------------------------------

Event Impacting Comparability
-----------------------------

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

Results of Operations - third quarter of 1996 compared to third quarter of 1995
----------------------------------------------------------------------

Finance income in the third quarter of 1996 increased 15.1 percent to $191.5 million compared to $166.3 million in 1995. Finance income for Internal small-ticket financing programs increased 2.3 percent to $76.6 million from $74.8 million ($70.8 million excluding Dictaphone and Monarch) primarily due to higher income from fee-based programs and higher financing activity partially offset by lower lease rates on new business. Finance income for External large-ticket financing programs decreased to $49.1 million from $50.3 million primarily due to lower income from fee-based programs and lower financing activity. Finance income related to External small-ticket financing programs increased to $52.0 million from $31.2 million ($35.2 million including Dictaphone and Monarch) primarily due to the impact of the sale of $75 million of Colonial Pacific Leasing Corporation (CPLC) finance assets in September 1996, higher income from fee-based programs, partially offset by lower investment levels and lower lease rates on new business. Exclusive of the asset sale impact, finance income for the External small-ticket financing programs would have increased 31.3 percent in the third quarter of 1996. Revenue generated from mortgage servicing increased 38.7 percent to $13.8 million in the third quarter of 1996 compared with $10.0 million in the third quarter of 1995, due to a larger mortgage servicing portfolio which supports the Company's fee-based income growth strategy.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 12 of 22


Selling, general and administrative (SG&A) expenses increased 37.3 percent to $47.8 million in the third quarter of 1996 compared to $34.8 million in 1995. SG&A expenses for Internal small-ticket financing programs increased to $14.9 million from $14.2 million ($13.9 million excluding Dictaphone and Monarch) principally due to higher professional fees related to new business initiatives partially offset by lower amortization of deferred initial direct costs. SG&A expenses for External large-ticket financing programs increased 19.2 percent to $5.1 million primarily due to higher personnel related expenses. SG&A expenses for External small-ticket financing programs increased to $22.8 million from $12.4 million ($12.7 million including Dictaphone and Monarch) principally due to the sale of CPLC finance assets, a higher level of marketing fees paid to brokers on higher levels of new business and higher personnel related expenses at CPLC partially offset by lower personnel expenses related to the Custom Vendor Finance (CVF) staff transfer at the end of May, 1996. SG&A expenses related to mortgage servicing increased 18.0 percent in 1996 to $4.7 million primarily due to the administration of a larger mortgage servicing portfolio. SG&A expenses related to the start-up of the Company's residual value operations in 1996 were $.3 million.

Depreciation on operating leases was $3.4 million in the third quarter of 1996 compared to $4.1 million in 1995 reflecting higher adjustments in 1995 partially offset by a higher operating lease investment balance in 1996. Amortization of mortgage servicing rights was $6.4 million in the third quarter of 1996 compared to $4.5 million in 1995 due to a larger mortgage servicing portfolio. Amortization of deferred costs associated with the Company's participation in a partnership transaction was $.6 million for both the third quarter of 1996 and 1995. Amortization of Financial Structures LTD. (FSL) acquisition costs was $.2 million in the third quarter of 1996.

The provision for credit losses was $17.5 million for the third quarter of 1996 compared to $13.3 million in 1995. The provision for Internal small-ticket financing programs decreased to $7.1 million from $8.6 million ($7.8 million excluding Dictaphone and Monarch) primarily due to favorable reserve adjustments including lower provisional rates implemented in 1996. The provision for the External large-ticket financing programs was a credit of $.2 million in the third quarter of 1996 compared with a credit of $.3 million in the third quarter of 1995, reflecting favorable reserve adjustments in both 1996 and 1995 based on management's current evaluation of expected losses. The provision for External small-ticket financing programs was $10.6 million for the third quarter of 1996 compared to $5.0 million in 1995 ($5.8 million including Dictaphone and Monarch) primarily due to the impact of the sale of CPLC finance assets in the third quarter of 1996 and higher investment levels.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 13 of 22


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

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) decreased from
2.00 percent at December 31, 1995 to 1.90 percent at September 30, 1996. PBCC wrote-off $54.2 million and $36.0 million against the allowance for credit losses through the end of the third quarter of 1996 and 1995, respectively. These write-offs included $17.7 million and $8.8 million in 1996 and 1995, respectively, which were related to assets purchased from Adrema.

Interest expense was $50.4 million in the third quarter of 1996 compared with $51.2 million in 1995. The decrease reflects lower interest rates partially offset by higher average borrowings in 1996. The effective interest rate on average borrowings was 5.99 percent for the third quarter of 1996 compared to 6.55 percent for the same period of 1995. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

The effective tax rate for the third quarter of 1996 was 32.4 percent compared with 31.0 percent for the same period of 1995. The increase is principally due to the declining impact of the residual portfolio purchase completed in the fourth quarter of 1994 and a lower level of tax exempt income.

The Company's ratio of earnings to fixed charges was 2.28 times for the third quarter of 1996 compared with 2.12 times for the same period of 1995. The increase reflects higher profitability from higher investment and fee-based program levels, combined with lower effective interest rates in 1996.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 14 of 22

Results of Operations - first nine months of 1996 compared to first nine months of 1995
----------------------------------------------------------------------
For the first nine months of 1996 compared to the same period of 1995, total revenue increased 14.2 percent to $548.7 million, SG&A expenses increased 25.9 percent to $126.1 million, depreciation and amortization including the cost of equipment sales increased 18.8 percent to $29.9 million, provision for credit losses increased 24.5 percent to $48.1 million, interest expense decreased .7 percent to $149.7 million, provision for income taxes increased by 23.1 percent to $64.2 million, generating a favorable net income increase of 14.9 percent to $130.7 million.

Except for the pretax gains from the sale of the finance assets in the first three quarters of 1996 of $2.6 million, $3.2 million and $2.1 million respectively, the factors that affected the change in each of the above income or expense items were essentially the same as those affecting the third quarter of 1996 versus 1995.

Liquidity and Capital Resources
-------------------------------
The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility. PBCC's debt mix was 58 percent short-term and 42 percent long-term at September 30, 1996 and 66 percent short-term and 34 percent long-term at December 31, 1995. PBCC's swap-adjusted debt mix was 43 percent variable-rate and 57 percent fixed-rate at September 30, 1996 and 57 percent variable rate and 43 percent fixed rate at December 31, 1995. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

In July 1996, the Company issued $200 million of medium-term notes due in July 1999 and $100 million of medium-term notes due in July 2001 with coupon rates of 6.54 percent and 6.78 percent, respectively.

In September 1996, the Company issued $100 million of medium-term notes due in October 1998 and $100 million of medium-term notes due in October 2001 with coupon rates of 6.31 percent and 6.80 percent, respectively.

The Company has $250 million of unissued debt securities remaining from a shelf registration statement filed with the Securities and Exchange Commission in September 1995. The $250 million available under this shelf registration statement should meet the Company's financing needs for approximately the next year. The Company also had unused lines of credit and revolving credit facilities totaling $1.55 billion at September 30, 1996, largely supporting its commercial paper borrowings.

The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of certain financing transactions are expected to continue to control the growth of External large-ticket investments and debt levels.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 15 of 22


Additional financing will continue to be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes, the level of External Division financing activity, funding of any fee-based business initiatives and the refinancing of maturing debt.

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

Gross finance assets at the end of the third quarter of 1996 decreased
2.9 percent from December 31, 1995. The decrease is principally due to the sale of $98.8 million of External large-ticket gross finance assets during the first quarter of 1996, the sale of $138.6 million of External small-ticket (CVF) gross finance assets during the second quarter of 1996 and the sale of $97.3 million External small-ticket
(CPLC) gross finance assets during the third quarter of 1996, partially offset by higher new volume levels in the Internal small-ticket financing programs during the third quarter of 1996. Gross finance assets at September 30, 1996 were 1.0 percent, or $55.5 million lower than at September 30, 1995. Overall levels of lease receivables are in line with management's expectations.

The Company's liquidity ratio (finance contracts receivable plus residuals expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .79 times at September 30, 1996 and .61 times at December 31, 1995.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 16 of 22


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

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 17 of 22


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

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 18 of 22


Item 6. Exhibits and Reports on Form 8-K

         (a) 1. Financial Statements - see index on page 2

             2. Exhibits (numbered in accordance with Item 601 of
                Regulation S-K)

                Reg. S-K                                  Incorporation
                Exhibits  Description                     by Reference
                --------  ------------------------------  -------------

                  (10)    Material Contracts              See Exhibit (i)
                                                          on page 20
                           1. First Amended and Restated
                              Operating Agreement, dated
                              November 6, 1996 between
                              Pitney Bowes Credit
                              Corporation and Pitney
                              Bowes Inc.

                  (12)    Computation of Ratio of         See Exhibit (ii)
                          Earnings to Fixed Charges       on page 21

                  (27)    Financial Data Schedule         See Exhibit (iii)
                                                          on page 22

                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available upon request.

         (b) No reports on Form 8-K were filed for the three months ended September 30, 1996.

Pitney Bowes Credit Corporation - Form 10-Q
Nine Months Ended September 30, 1996
Page 19 of 22





                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                   PITNEY BOWES CREDIT CORPORATION




 Date:  November 13, 1996          /s/ G. Kirk Hudson
        -----------------          ------------------------
                                   G. Kirk Hudson
                                   Vice President - Finance
                                   (Principal Financial
                                   and Accounting Officer)