Form 10-K
period 1996-12-31
PITNEY BOWES CREDIT CORP
filed 1997-03-31
CIK 768170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549
                                 FORM 10-K


  X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----        EXCHANGE ACT OF 1934
             For The Year Ended December 31, 1996

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----        SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 28, 1997: None.

As of March 28, 1997, 460 shares of common stock with no par value were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       PITNEY BOWES CREDIT CORPORATION
                                FORM 10-K
                               1996 INDEX
                       -------------------------------

                              Part I

Item                                                             Page
----                                                             ----

 1.  Business . . . . . . . . . . . . . . . . . . . . . . .         1

 2.  Properties . . . . . . . . . . . . . . . . . . . . . .         9

 3.  Legal proceedings  . . . . . . . . . . . . . . . . . .         9

 4.  Submission of matters to a vote of security holders  .        10

                             Part II

 5.  Market for the Registrant's common equity and related
      stockholder matters . . . . . . . . . . . . . . . . .        10

 6.  Selected financial data  . . . . . . . . . . . . . . .        11

 7.  Management's discussion and analysis of financial
      condition and results of operations . . . . . . . . .        12

 8.  Financial statements and supplementary data  . . . . .        22

 9.  Changes in and disagreements with accountants on
      accounting and financial disclosure . . . . . . . . .        51

                             Part III

10.  Directors and executive officers of the Registrant . .        51

11.  Executive compensation . . . . . . . . . . . . . . . .        51

12.  Security ownership of certain beneficial owners and
      management  . . . . . . . . . . . . . . . . . . . . .        51

13.  Certain relationships and related transactions . . . .        51

                              Part IV

14.  Exhibits, financial statement schedules and reports on
      Form 8-K  . . . . . . . . . . . . . . . . . . . . . .        51

     Index to Exhibits  . . . . . . . . . . . . . . . . . .        52

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . .        54

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

The Internal Financing Division of PBCC provides marketing support to PBI and its discontinued subsidiaries Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch), both of which were sold in 1995. Equipment leased or financed for these Internal Division programs include mailing, paper handling and shipping equipment, scales, copiers, facsimile units, voice processing systems and retail price marking and identification equipment. The transaction size for this equipment generally ranges from $500 to $500,000, although historically most transactions have occurred in the $1,000 to $10,000 range, with lease terms generally from 36 to 60 months. As part of the Company's focus on new business initiatives, the Company launched in August, 1996, a revolving credit product called Purchase Power
(SM). This product allows Pitney Bowes customers to finance postage as well as mailing, copier and facsimile supplies. The Company earns income on balances from customers who elect to use this credit facility.

PBCC's External Financing Division (renamed Pitney Bowes Capital Services in 1997) operates in the commercial and industrial market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. Products financed through the External Financing Division large-ticket financing programs include both commercial and non-commercial aircraft, over-the-road trucks and trailers, railcars and locomotives, and high-technology equipment such as data processing and communications equipment. Transaction sizes (other than aircraft leases) range from $50,000 to several million dollars, with lease terms generally from 36 to 180 months. Aircraft transaction sizes range from $1 million to $27 million for non-commercial aircraft and up to $43 million for commercial aircraft. Lease terms are generally from three to 12 years for non-commercial aircraft and from 12 to 25 years for commercial aircraft. The Company has also participated in ten commercial aircraft leveraged lease transactions with a total investment of $285.1 million at December 31, 1996. The Company's External Financing Division also participates, on a select basis, in certain other types of financial transactions including: sales of lease transactions, senior secured loans in connection with acquisition, leveraged buyout and recapitalization financings, and certain project financings. Sales of lease transactions are part of the Company's ongoing strategy to shift the foundation of the External Financing business from asset-based to service-based revenues.

PBCC's External Financing Division is also responsible for managing Pitney Bowes Real Estate Financing Corporation (PREFCO), a wholly-owned subsidiary of PBCC providing lease financing for commercial real estate properties. Both PBCC and Pitney Bowes have provided capital for PREFCO's investments.

Effective May 31, 1996, the Company sold its Custom Vendor Finance
(CVF) operations which had provided funding source financing programs for non-affiliated vendors selling equipment with a cost generally in the range of $5,000 to $250,000. This sale included twelve U.S. vendor finance programs with a portfolio of secured loans valued at $126 million.

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

CPLC, CVF, Dictaphone and Monarch are reported as "External small-ticket programs" in this Annual Report for 1996. Prior to January 1, 1996 Dictaphone and Monarch had been reported as part of the Company's Internal small-ticket financing programs.

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

Financial Structures Limited (FSL), a wholly-owned and independent subsidiary of PBCC, was incorporated in Bermuda in June, 1995. FSL provides residual value insurance to unaffiliated third parties, including manufacturers, financial institutions and leasing companies involved in financing transactions. FSL plans on mitigating its residual risk by diversifying its portfolio by both asset type and maturity date.

Substantially all lease financing is done through full payout leases or security agreements whereby PBCC recovers its costs plus a return on investment over the initial, noncancelable term of the contract. The Company has also entered into a limited amount of syndicated, leveraged and operating lease structures.

The Company's gross finance assets (contracts receivable plus estimated residual values) outstanding for the Internal and External financing programs at December 31, 1992 through 1996 are presented in Item 6, Selected Financial Data. Total Company gross finance assets at December 31, 1996 were $5.5 billion of which approximately 31 percent were related to mailing, paper handling and shipping products, 14 percent to commercial aircraft, 11 percent to railcars, six percent to copier and office equipment, four percent to both data processing equipment and manufacturing products and three percent to over-the-road trucks and trailers. In 1996, total gross finance contracts acquired excluding assets held for sale amounted to $1.9 billion compared to $2.2 billion in 1995. External large-ticket programs accounted for 17 percent of gross finance contracts acquired in 1996 compared to 26 percent in 1995.


As of December 31, 1996, PBCC had approximately 648,000 active accounts compared with 606,000 active accounts at December 31, 1995.

At December 31, 1996, PBCC's largest customer accounted for $158.3 million, or 3.3 percent of gross finance receivables, and the Company's ten largest customers accounted for $795.3 million in gross finance receivables, or 16.5 percent of the receivable portfolio.

                         CREDIT EXPERIENCE
                         -----------------

The percent of receivables over 30 days delinquent was 2.9 percent at December 31, 1996 compared to 2.3 percent at both December 31, 1995 and 1994, respectively. Delinquencies increased as a result of a higher mix of small-ticket leases which historically have had higher delinquency rates, as well as an increase in delinquency in the small-ticket internal and external portfolios versus the prior year-end.

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

                          LOSS EXPERIENCE
                          ---------------

PBCC has charged against the allowance for credit losses $69.2 million, $52.5 million and $59.2 million in 1996, 1995 and 1994, respectively. The increase in write-offs in 1996 was primarily due to higher write-offs related to assets originated by the Company's German affiliate, which totaled $20.9 million in 1996 compared to $14.2 million in 1995 and from higher write-offs at CPLC of $23.4 million in 1996 compared to $13.0 million in 1995, partially offset by slightly lower write-offs in the Internal Financing Division. Excluding the losses related to assets purchased from the Company's German affiliate in prior years, losses as a percentage of average net lease receivables were .94 percent for 1996 and .81 percent for both 1995 and 1994, respectively. For further information see Note 5 and Note 7 to the Company's consolidated financial statements.

               RELATIONSHIP WITH PITNEY BOWES INC.
               -----------------------------------

PBCC is PBI's domestic finance subsidiary and provides the largest financing support of PBI's business equipment, business services and commercial and industrial segments. Approximately 13 percent of PBI's consolidated revenue from continuing operations in 1996, 1995 and 1994 resulted from continuing operations' equipment sales made to PBCC for lease to third parties.

Business relationships between PBCC and PBI are defined by several agreements including an Operating Agreement, Finance Agreement and Tax Sharing Agreement.

Operating Agreement: An Operating Agreement with PBI was initiated on March 3, 1977 and was subsequently amended. This agreement was terminated in its entirety and superseded with the successor agreement on November 6, 1996 as the First Amended and Restated Operating Agreement (Operating Agreement). The Operating Agreement can be modified or cancelled on a prospective basis by either party upon 90 days prior written notice. PBI and PBCC have entered into detailed written operating procedures (Operating Procedures) which govern among other things: the terms and prices of equipment purchases by PBCC for lease to third parties; computation and payment of fees for referrals and services provided by PBI sales personnel; the AAP for PBI equipment; buyback allowances; and the handling of contract terminations, cancellations, trade-ups and trade-ins.

In connection with the sales of finance assets of the Internal small-ticket financing programs, PBI agreed not to cancel or modify, in any material respect, its obligations under the Operating Agreement concerning the sold receivables, without the prior written consent of PBCC and the transferee.

Pursuant to the Operating Procedures, the purchase of equipment by the Company is contingent upon a lessee entering into a full payout lease with the Company and delivery to and acceptance of the equipment by the lessee. Service and maintenance of the equipment leased is the responsibility of the lessee and is generally arranged through a separate equipment maintenance agreement between the lessee and PBI.

In connection with the buyback provision of the Operating Procedures, PBCC has the option to request a buyback from PBI for non-copier equipment subject to a lease which is terminated or cancelled, provided the equipment is available for repossession. Following such buyback, PBI is responsible for the repossession and disposition of equipment. The buyback provision sets forth a stipulated amount that is payable by PBI to PBCC for certain terminated leases; such amount is calculated on the basis of a declining percentage, based upon the passage of time, of the original total invoice value to PBCC. The difference between the buyback amount received from PBI and the remaining value of the lease usually results in a loss that is charged against PBCC's allowance for credit losses.

The Pitney Bowes Copier Division does not remanufacture used copier equipment; therefore copier equipment is excluded from the buyback arrangement described above. There is no AAP for copier equipment. All copier equipment lease transactions are subject to the Company's standard credit review investigation.

In 1994, Pitney Bowes announced that it had refined its strategic focus to capitalize on its strengths and competitive position by concentrating its energies and resources on products and services which facilitate the preparation, organization, movement, delivery, tracking, storage and retrieval of documents, packages, letters and other materials, in hard copy and digital form for its customers. As a result, it sold its Monarch and Dictaphone subsidiaries in June 1995 and August 1995, respectively. For the purpose of this Annual Report, Monarch and Dictaphone are included as part of the Internal Financing Division results prior to December 31, 1995 and are classified as part of the External small-ticket financing programs for 1996 and thereafter. In connection with this change in PBI's business focus, Dictaphone paid PBCC $11.2 million in January 1995 to terminate its obligations under the buyback agreement. Under modified operating agreements, PBCC continues to provide uninterrupted financing programs to both Monarch and Dictaphone.

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

Under the Indenture dated as of May 1, 1985 (together with all Supplemental Indentures as noted in Part IV Item 14(a) 3, the Indenture), between PBCC and the trustee (Sun Trust Bank effective December 16, 1996 replacing Bankers Trust Company), as Trustee (the Trustee), PBCC agreed it would not waive compliance with, or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the Indenture. In addition, PBI has entered into a Letter Agreement with the Trustee pursuant to which it agreed, among other things, that it would not default under the Finance Agreement nor terminate the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities issued under the Indenture.

Tax Sharing Agreement: The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. Under the Tax Sharing Agreement, dated April 1, 1977, between the Company and Pitney Bowes (the Tax Sharing Agreement), the Company makes payment to Pitney Bowes for its share of consolidated income taxes, or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. The Tax Sharing Agreement can be cancelled by either PBI or PBCC upon twelve months written notice.

Real Estate Transactions: When the Company entered into real estate lease financing, PBI agreed to make capital contributions up to a maximum of $15.0 million to provide a portion of the financing for such transactions, of which $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue to make capital contributions. There have been no capital contributions made since 1993.

                           PITNEY BOWES INC.
                           -----------------

PBI, a Delaware corporation organized in 1920, is listed on the New York Stock Exchange. Headquartered in Stamford, Connecticut, PBI employs approximately 28,600 people throughout the United States, Europe, Canada, Australia and other countries. PBI operates within three industry segments: business equipment, business services and commercial and industrial financing.

The business equipment segment consists of four products, supplies and service classes: mailing, copying and facsimile systems, and related financing. These products are sold, rented or leased by PBI, while supplies and services are sold. In accordance with postal regulations, postage meters may not be sold in the United States; they are rented to users and therefore are not subject to lease by PBCC. The financial services operations provide global lease financing for PBI's products.

The business services segment consists of facilities management and mortgage servicing. Facilities management services are provided for a variety of business support functions. Mortgage servicing is administered by AMIC.

The commercial and industrial financing segment provides large-ticket financing programs, covering a broad range of products, and other financial services to the commercial and industrial markets in the United States. It also provides small-ticket lease financing services to small and medium-sized businesses throughout the United States.

As of December 31, 1996, PBI and its consolidated subsidiaries had total assets of $8.2 billion and stockholders' equity of $2.2 billion. For the year ended December 31, 1996, PBI's consolidated revenue and income from continuing operations were $3.9 billion and $469.4 million, respectively, compared with $3.6 billion and $407.7 million for 1995.

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

PBI has historically been a leading supplier of certain products and services in its business segments, particularly postage meters and mailing machines. However, all segments have strong competition from a number of companies. In particular, PBI is facing competition in many countries for new placements from several postage meter and mailing machine suppliers, and its mailing systems products face some competition from products and services offered as alternative means of message communications. Pitney Bowes believes that its long experience and reputation for product quality, and its sales and support service organizations, along with PBCC, are important factors in influencing customer choices with respect to its products and services.

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

                           EMPLOYEE RELATIONS
                           ------------------

At December 31, 1996, 972 people were employed by the Company and its subsidiaries. Employee relations are considered to be highly satisfactory. Management follows the policy of keeping employees informed of its decisions, and encourages and implements suggestions whenever practicable.

Item 2.  Properties
         ----------

All of the Company's office space is occupied under operating leases with original terms ranging from one to eight years. PBCC's executive and administrative offices are located in Norwalk, Connecticut. PBCC has three regional offices located throughout the United States and seven district sales offices located in or near major metropolitan areas. Colonial Pacific Leasing Corporation's executive and administrative offices are located in Tualatin, Oregon. Atlantic Mortgage & Investment Corporation's executive and administrative offices are located in Jacksonville, Florida.

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

Item 4. Submission of matters to a vote of security holders
        ---------------------------------------------------

Omitted pursuant to General Instruction J.

                           Part II

Item 5. Market for the registrant's common equity and
        related stockholder matters
        ------------------------------------------------

All of the Company's common stock is owned by Pitney Bowes Inc. Accordingly, there is no public trading market for the Company's common stock. The Board of Directors declared and the Company paid dividends to PBI in amounts totaling $71.2 million in 1996, $62.0 million in 1995 and $42.0 million in 1994. The Company intends to continue to pay dividends to PBI in 1997.

Item 6.  Selected financial data
         -----------------------

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed financial statements and related notes thereto included under Item 8 of this report.
(Dollars in thousands)                                                              December 31
                                                    ----------------------------------------------------------------------
For the Year                                             1996           1995          1994           1993           1992
------------                                        ----------    ----------     ----------     ----------     ----------
Gross finance contracts acquired                   $ 1,908,105    $ 2,158,549   $ 1,627,974    $ 1,405,516    $ 1,425,450
                                                    ==========    ==========     ==========     ==========     ==========

Finance income                                     $   745,998    $  673,014    $   560,216    $   513,454    $   494,494
Equipment sales                                         26,666         2,687         45,747              -              -
Selling, general and administrative expenses           175,235       149,483        113,453         99,332         90,079
Depreciation and amortization                           40,447        32,031         26,497         16,545         13,936
Cost of equipment sales                                 22,821         2,214         43,039              -              -
Provision for credit losses                             66,529        58,549         56,133         70,245         58,181
Interest expense                                       201,543       202,090        151,239        137,372        146,594
Nonrecurring items, net                                      -             -         (3,311)             -              -
                                                    ----------    ----------     ----------     ----------     ----------
Income before income taxes                             266,089       231,334        218,913        189,960        185,704
Provision for income taxes                              86,855        72,678         71,820         66,475         64,942
                                                    ----------    ----------     ----------     ----------     ----------
Income before effect of accounting changes             179,234       158,656        147,093        123,485        120,762
Effect of accounting changes (1)                             -             -         (2,820)             -         (1,866)
                                                    ----------    ----------     ----------     ----------     ----------
Net income                                         $   179,234    $   158,656   $   144,273    $   123,485    $   118,896
                                                    ==========    ==========     ==========     ==========     ==========
Ratio of earnings to fixed charges (2)                   2.31X         2.14X          2.43X          2.37X          2.25X

At Year End
-----------
Gross finance assets
 Internal small-ticket programs                     $2,039,567    $1,872,593     $1,697,890     $1,497,678     $1,342,622
 External large-ticket programs                      2,433,450     2,574,338      2,485,419      2,415,370      2,399,918
 External small-ticket programs                      1,054,120     1,003,702        746,689        670,771        623,403
                                                     ---------     ---------      ---------      ---------      ---------
Total gross finance assets                           5,527,137     5,450,633      4,929,998      4,583,819      4,365,943
Unearned income                                     (1,285,778)   (1,333,280)    (1,234,928)    (1,173,297)    (1,204,261)
                                                     ---------     ---------      ---------      ---------      ---------
Finance assets                                      $4,241,359    $4,117,353     $3,695,070     $3,410,522     $3,161,682
                                                     =========     =========      =========      =========      =========
Investment in leveraged leases                      $  617,970    $  562,500     $  478,650     $  298,914     $  274,846
                                                     =========     =========      =========      =========      =========
Investment in operating leases, net                 $   86,634    $  114,587     $   95,684     $   63,899     $   45,432
                                                     =========     =========      =========      =========      =========
Allowance for credit losses                         $  (98,721)   $ (101,355)    $  (95,271)    $  (98,311)    $  (79,177)
                                                     =========     =========      =========      =========      =========
Total assets                                        $5,347,002    $5,057,874     $4,451,837     $3,931,462     $3,618,164
                                                     =========     =========      =========      =========      =========
Senior notes payable
 Within one year                                    $1,901,581    $2,122,880    $ 2,075,591    $ 1,735,607    $      1,475,630
 After one year                                      1,275,000     1,020,500        745,500        775,295        857,278
                                                    ----------    ----------     ----------     ----------     ----------
Total senior notes payable                          $3,176,581    $3,143,380   $ 2,821,091    $ 2,510,902    $ 2,332,908
                                                    ==========    ==========     ==========     ==========     ==========
Short-term notes payable to affiliates              $  139,400   $   149,709    $         -    $         -    $    31,025
                                                    ==========    ==========     ==========     ==========     ==========
Subordinated notes payable                         $   229,154    $  170,857  $   133,735    $   108,834    $    86,734
                                                    ==========    ==========     ==========     ==========     ==========
Stockholder's equity                               $   978,028    $  869,994   $   773,338    $   671,065    $   581,138
                                                    ==========    ==========     ==========     ==========     ==========
Debt to equity                                          3.62:1        3.98:1         3.82:1         3.90:1         4.22:1

(1) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 entitled "Employers'
Accounting for Postemployment Benefits" (FAS 112).  Effective January 1, 1992, the Company adopted Statement of Financial
Accounting Standards No. 106 entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106).
For further discussion, see Note 18 to the Company's consolidated financial statements.

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

Item 7.       Management's discussion and analysis of financial
              condition and results of operations
              -------------------------------------------------


Events Impacting Comparability
------------------------------

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), as of January 1, 1994. FAS 112 requires that postemployment benefits be recognized on the accrual basis of accounting. The effect of adopting FAS 112 in the first quarter of 1994 was a one-time non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes). Additional information with respect to accounting for postemployment benefits is disclosed in Note 18 to the Company's consolidated financial statements.


Accounting Changes
------------------

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121), on January 1, 1996. The Company periodically reviews the fair value of long-lived assets, the results of which have had no material affect on the Company's reported results.

The Company also adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS
122), on January 1, 1996. FAS 122 requires that capitalized mortgage servicing rights be assessed periodically for impairment based on the fair value of those rights. Based on the evaluations performed throughout the year, no impairment was recognized in PBCC's mortgage servicing rights portfolio.

In 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transactions and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125) was issued. This statement may impact the method used to sell finance assets on a prospective basis. This statement must be adopted effective January 1, 1997.

Results of Operations
---------------------

The Company's finance income increased 10.8 percent to $746.0 million in 1996 compared with $673.0 million in 1995, which was up
20.1 percent from 1994. Finance income for Internal small-ticket financing programs increased 2.5 percent to $308.1 million in 1996 compared with $300.7 million in 1995, which was up 12.8 percent from 1994. The small increase in 1996 is primarily due to exclusion of the Dictaphone and Monarch portfolios in the Internal small-ticket segment for 1996, partly offset by higher investment levels for the Mailing and Copier portfolios and higher income from fee-based programs. Finance income for External large-ticket financing programs increased 1.9 percent to $199.7 million in 1996 compared with $195.9 million in 1995, which was up 17.4 percent from 1994. The increase in 1996 compared with 1995 is primarily due to higher income from fee-based programs and the sale of $139 million of finance assets in March, 1996, substantially offset by lower investment levels and lower lease rates on new business. Finance income for External small-ticket financing programs increased 32.9 percent to $185.2 million in 1996 compared with $139.3 million in 1995, which was up 36.8 percent from 1994. The increase in 1996 as compared to 1995 is due to the inclusion of the Dictaphone and Monarch portfolios in the External small-ticket segment for 1996, higher investment levels, higher lease rates on new business and higher income from fee-based programs. Income from fee-based programs include gains from the sale of $270 million and $100 million of External small-ticket finance assets in 1996 and 1995, respectively. The External small-ticket asset sale figures reflect the May, 1996 Custom Vendor Finance (CVF) sale of its operations and portfolio of secured loans (valued at $126 million with an associated pre-tax gain of $3.2 million).
Excluding the sale of finance assets and the inclusion of Dictaphone and Monarch, finance income for External small-ticket financing programs would have increased 21.5 percent in 1996 and
29.5 percent in 1995. Revenue generated from mortgage servicing increased 42.7 percent to $53.0 million in 1996 compared with $37.1 million in 1995, which was up 48.4 percent from 1994. The increases for the current and prior year are due to a growing mortgage servicing portfolio and is consistent with the Company's strategy to increase its fee-based programs.

During 1996, the Company sold operating lease assets which generated $26.7 million in revenue compared to $2.7 million in 1995. The cost of such equipment sales was $22.8 million in 1996 and $2.2 million in 1995.

Selling, general and administrative (SG&A) expenses increased 17.2 percent to $175.2 million in 1996 compared with $149.5 million in 1995, which was up 31.8 percent from 1994. SG&A expenses for Internal small-ticket financing programs increased 7.7 percent to $60.4 million in 1996 compared to $56.2 million in 1995, which was
3.9 percent above 1994. The increase over the prior year is principally due to higher startup and personnel costs related to the launch of the Purchase Power (SM) program and to a lesser degree higher sales assistance fees paid to PBI in 1996. SG&A expenses for External large-ticket financing programs increased
20.2 percent to $20.8 million in 1996 compared with $17.3 million in 1995, up 24.9 percent from 1994. The increases in 1996 and 1995 are due to higher personnel related costs and higher utilization of Corporate systems and legal resources and support. SG&A expenses for External small-ticket financing programs increased 20.5 percent to $74.4 million in 1996 compared with $61.7 million in 1995, which was up 74.6 percent from 1994. The increases in 1996 and 1995 are primarily due to portfolio growth, higher marketing fees paid to brokers, impact of the sales of finance assets in both years and the inclusion of the Dictaphone and Monarch portfolios in the External small-ticket segment for 1996. Excluding the sale of finance assets and the inclusion of Dictaphone and Monarch, SG&A for External small-ticket financing programs would have increased
26.6 percent in 1996 and 58.6 percent in 1995. SG&A expenses related to mortgage servicing increased 35.1 percent to $18.9 million in 1996 compared with $14.0 million in 1995, which was up
37.2 percent from 1994 primarily due to a growing mortgage servicing portfolio. SG&A expenses related to the start-up of residual value operations was $.7 million in 1996 and $.3 million in 1995.

Depreciation on operating leases was $15.4 million in 1996 and $13.5 million in 1995 reflecting a slightly higher operating lease average investment balance and adjustments during 1996. Amortization of mortgage servicing rights and acquisition fees was $22.2 million in 1996 compared to $16.1 million in 1995. This increase is principally due to a larger mortgage servicing portfolio in 1996. The amortization of fees incurred in connection with the 1993 majority-owned commercial aircraft partnership was $2.5 million in 1996 and $2.4 million in 1995. Amortization of Financial Structures LTD. (FSL) acquisitions costs was $.4 million in 1996.

The provision for credit losses in 1996 increased 13.6 percent to $66.5 million compared to $58.5 million for 1995, which increased
4.3 percent from 1994. The provision for credit losses for the Internal small-ticket financing programs decreased 9.5 percent to $31.0 million in 1996 compared with a provision of $34.2 million in 1995, which had increased 5.4 percent from 1994. The provision for credit losses for the External small-ticket financing programs increased 32.9 percent to $34.8 million in 1996 compared with $26.2 million in 1995, which increased 18.4 percent from 1994. The increase for External small-ticket financing programs in 1996 is principally due to higher earning asset levels, the impact of finance asset sales in 1996 and 1995 and the inclusion of the Dictaphone and Monarch portfolios in the External small-ticket segment for 1996. Excluding the impact of asset sales and the inclusion of Dictaphone and Monarch, the provision for credit losses for the External small-ticket programs would have increased
22.7 percent in 1996 and 6.3 percent in 1995, respectively. The provision for credit losses for the External large-ticket financing programs was a charge of $.7 million in 1996 compared with a credit of $1.9 million in 1995, reflecting adjustments for management's current evaluation of expected losses.

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

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold, exclusive of assets held for sale) was 1.88 percent at December 31, 1996, 2.03 percent at December 31, 1995 and 2.14 percent at December 31, 1994. PBCC charged $69.2 million, $52.5 million and $59.2 million against the allowance for credit losses in 1996, 1995 and 1994, respectively. These write-offs included $20.9 million, $14.2 million and $25.2 million in 1996, 1995 and 1994, respectively, which were related to assets purchased from Adrema.

Interest expense was $201.6 million in 1996 compared with $202.1 million in 1995, a decrease of .3 percent. The decrease in 1996 reflects lower short-term interest rates, partially offset by slightly higher average borrowings required to fund additional investments in earning assets. The effective interest rate on short-term average borrowings was 4.89 percent in 1996 compared to
5.50 percent in 1995 and 4.19 percent in 1994. The Company does not match fund its financing investments and does not apply different interest rates to its various financing programs.

The effective tax rate for 1996 was 32.6 percent compared to 31.4 percent for 1995 and 32.8 percent in 1994. The higher effective tax rate is principally due to the declining impact of the residual portfolio purchase completed in the fourth quarter of 1994 and a lower level of tax exempt income.

Income before effect of accounting change increased 13.0 percent to $179.2 million in 1996 compared with $158.7 million in 1995, which was up 7.9 percent from 1994. The increase in 1996 is primarily attributable to higher External Financing Division asset sales, higher Internal Financing Division investment levels, additional fee-based income and lower short-term interest rates partly offset by higher SG&A and depreciation and amortization expenses.

The Company's ratio of earnings to fixed charges was 2.31 times for 1996 compared with 2.14 times for 1995 and 2.43 times for 1994.

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements (interest rate swaps) to control its sensitivity to interest rate volatility. PBCC's debt mix was 58 percent short-term and 42 percent long-term at December 31, 1996 and 66 percent short-term and 34 percent long-term at December 31, 1995. The Company utilizes interest rate swaps when it considers the economic benefits to be favorable. Interest rate swaps have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available without the interest rate swap. PBCC's swap-adjusted fixed rate versus variable rate debt mix was 43 percent variable rate and 57 percent fixed rate at December 31, 1996 and 57 percent variable rate and 43 percent fixed rate at December 31, 1995. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

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

The Company has $250 million of unissued debt securities remaining from a shelf registration statement filed with the Securities and Exchange Commission in September 1995. The $250 million available under this shelf registration statement should meet the Company's financing needs for approximately the next year. The Company also had unused lines of credit and revolving credit facilities totaling $1.50 billion at December 31, 1996, largely supporting its commercial paper borrowings.

In January 1994, the Company sold approximately $88 million of assets with recourse in a privately-placed transaction with a third-party investor. These assets, representing finance receivables and other assets, were previously transferred in December 1992 from the Company's German affiliate, Adrema Leasing Corporation. This transaction had no material effect on the Company's results. Additionally, during 1996, 1995 and 1994, the Company sold approximately $270 million, $100 million and $55 million, respectively, of External small-ticket finance assets and in 1996 the Company sold approximately $139 million of External large-ticket finance assets with recourse in privately-placed transactions with third-party investors. The proceeds from the sale of these assets were used to repay a portion of the Company's commercial paper borrowings. The uncollected principal balance of receivables sold at December 31, 1996 and 1995 was $270 million and $149 million, respectively.

The Company continues to develop strategies in support of ongoing debt level management. Emphasis on fee-based transactions and consideration of the sale of financing transactions are expected to continue to control the growth of External large-ticket investments and debt levels. These reductions are part of the Company's ongoing strategy to shift the foundation of the External financing business from asset-based to service-based revenues.

Additional financing will continue to be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes and its subsidiaries, the level of External Division financing activity, financing of any fee-based business initiatives and the refinancing of maturing debt.

The Company's utilization of derivative instruments is currently limited to interest rate swap agreements (interest rate swaps) and foreign currency exchange forward contracts (foreign currency contracts). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is considered minimal. See Note 13 to the Company's consolidated financial statements for further information regarding derivative instruments.

The Company's liquidity ratio (finance contracts receivable plus residuals expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .78 and .61 times at December 31, 1996 and 1995, respectively.

Under the Finance Agreement between Pitney Bowes and the Company, Pitney Bowes is obligated on a quarterly basis to make payments, to the extent necessary, so that the Company's income available for fixed charges for the preceding one year period shall not be less than 1.25 times its fixed charges. Pitney Bowes has also agreed to make any past due principal, interest or premium payments on behalf of PBCC in respect to all approved debt and/or commercial paper, in the event that PBCC is unable to make such payments. To date, no such payments from Pitney Bowes have been required.

The Company will continue to use cash to invest in finance assets with emphasis on Internal and External small-ticket leasing transactions and selective investment in External large-ticket financing transactions. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available, if needed, under revolving credit facilities and credit lines.

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

Pitney Bowes is subject to Federal, state and local laws and regulations related to the environment, and is currently named as a member of various groups of potentially responsible parties in administrative or court proceedings. Based on facts presently known to it, PBI believes that the outcome of any current proceeding will not have a material adverse effect on its financial condition or results of operations.

In June 1995, the United States Postal Service (U.S.P.S.) issued final regulations on the manufacture, distribution and use of postage meters. The regulations cover four general categories:
meter security, administrative controls, Computerized Meter
Resetting Systems (C.M.R.S.) and other issues. In general, the regulations put reporting and performance obligations on meter manufacturers, outline potential administrative sanctions for failure to meet these obligations and require changes in the fund management system of C.M.R.S., (such as PBI's Postage by Phone(R) System), to give the U.S.P.S. more direct control over meter licensee deposits. PBI is working with the U.S.P.S. to ensure that these regulations provide mailing customers and the U.S.P.S. with the intended benefits, and that Pitney Bowes also benefits. Pitney Bowes has begun implementation of these changes, including modifying its Postage by Phone(R) System so that customers deposit prepayments of postage into a U.S.P.S. account rather than a trust account. Resetting meters through Postage by Phone(R) still requires the customer to request an authorization and a reset code from Pitney Bowes, a service for which PBI charges a fee. PBI continues to believe that the financial impact of implementating these regulations will not be material to its results of operations.

In May 1996, the U.S.P.S. issued a proposed schedule for the phase out of mechanical meters in the United States marketplace. The schedule proposed that: (i) as of June 1, 1996, placements of mechanical meters will be available only as replacements for existing licensed mechanical meters; and (ii) as of March 1, 1997, mechanical meters may not be used by persons or firms who process mail for a fee; and (iii) as of December 31, 1997, mechanical meters that interface with mail machines or processors will no longer be approved; and (iv) as of March 1, 1999, all other mechanical meters (stand-alone meters) will no longer be approved.

Pitney Bowes has voluntarily halted new placements of mechanical meters in the United States as of June 1, 1996. Pitney Bowes also has been actively and voluntarily pursuing removal from the market by March 1997, of mechanical meters used by persons or firms who process mail for a fee as set forth in the U.S.P.S. proposed schedule for that segment of meter users. Further, PBI agreed, in March 1997, to use its best efforts to remove from the market mechanical systems meters (meters that interface with mail machines or processors), by a revised target date of December 31, 1998, in lieu of the December 31, 1997 date specified in the U.S.P.S proposed schedule.

Pitney Bowes will continue to work with the U.S.P.S. to reach agreement on all aspects of a mechanical meter migration schedule that reflects the interests of PBI's customers while minimizing any negative impact on itself. PBI's constant focus on bringing new technologies into the mailing market has already resulted in a significant shift in the makeup of Pitney Bowes meter base. In the last 10 years, 1986 to 1996, the percentage of electronic meters in the Pitney Bowes' U.S. installed base has risen from 6% to nearly 60%. Until a mechanical meter migration plan is finalized, the financial impact, if any, on PBI cannot be determined with certainty. However, based on the proposed schedule and agreements reached to date, Pitney Bowes believes that the plan will not cause a material adverse financial impact to the Company.

The May 1996 U.S.P.S. proposal also contemplates the evolution of metering technology to include a digital information-based indicia standard which has not yet been developed. In July 1996, the U.S.P.S. proposed initial specifications for a digital information-based indicia program. The U.S.P.S. anticipates that digital metering would eventually replace electronic metering in the United States at some undetermined date in the future. Pitney Bowes long-term strategy also envisions the use of digital technology in new product offerings, and PBI has taken the lead in deploying digital meters in the marketplace with over 100,000 digital printing meters already placed into service during 1995 and 1996. Pitney Bowes anticipates working with the U.S.P.S. in this effort to achieve a timely and effective substitution plan. However, until final standards for a digital information-based indicia program are completed, and transition to the new standard is clarified by the U.S.P.S., the impact of this proposal, if any, on Pitney Bowes cannot be determined.


-----------------------------------------------------------------


The Company wishes to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future), in this Form 10-K or made by Company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include: the level of business and financial performance of Pitney Bowes, including the impact of changes in postal regulations in the United States; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the success of the Company at managing customer credit risk and associated collection and asset management efforts.

Item 8.      Financial statements and supplementary data
             -------------------------------------------




Report of Independent Accountants




To the Stockholder and Board of Directors of Pitney Bowes Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on pages 51 and 52 present fairly, in all material respects, the financial position of Pitney Bowes Credit Corporation and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 18 to the consolidated financial statements, the Company adopted a new accounting standard for postemployment benefits in 1994.


PRICE WATERHOUSE LLP



Stamford, Connecticut
January 17, 1997

Consolidated Statement of Income
(Dollars in thousands)
---------------------------------------------------------------------------------------
Years Ended December 31                        1996               1995             1994
Revenue
  Finance income                           $745,998           $673,014         $560,216
  Equipment sales                            26,666              2,687           45,747
                                            -------            -------          -------
    Total revenue                           772,664            675,701          605,963
                                            -------            -------          -------
Expenses
  Selling, general and administrative       175,235            149,483          113,453
  Depreciation and amortization              40,447             32,031           26,497
  Cost of equipment sales                    22,821              2,214           43,039
  Provision for credit losses                66,529             58,549           56,133
  Interest                                  201,543            202,090          151,239
  Nonrecurring items, net                         -                  -           (3,311)
                                            -------            -------          -------
    Total expenses                          506,575            444,367          387,050
                                            -------            -------          -------
Income before income taxes                  266,089            231,334          218,913
Provision for income taxes                   86,855             72,678           71,820
                                            -------            -------          -------
Income before effect of accounting
change                                      179,234            158,656          147,093
Effect of accounting change                       -                  -           (2,820)
                                            -------            -------          -------
Net income                                 $179,234           $158,656         $144,273
                                            =======            =======          =======

Consolidated Statement of Retained Earnings
(Dollars in thousands)

---------------------------------------------------------------------------------------
Years Ended December 31                        1996               1995             1994

Retained earnings at beginning
 of year                                   $782,269           $685,613         $583,340
Net income for the year                     179,234            158,656          144,273
Dividends paid to Pitney Bowes Inc.         (71,200)           (62,000)         (42,000)
                                            -------            -------          -------
Retained earnings at end of year           $890,303           $782,269         $685,613
                                            =======            =======          =======

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheet
(Dollars in thousands)

-------------------------------------------------------------------------------

December 31                                           1996                 1995

Assets

Cash                                            $   20,937           $   10,129
                                                 ---------            ---------
Investments:
  Finance assets                                 4,241,359            4,117,353
  Investment in leveraged leases                   617,970              562,500
  Assets transferred from affiliate                 32,825               53,717
  Investment in operating leases, net of
    accumulated depreciation: 1996,
    $44,952; 1995, $51,657                          86,634              114,587
  Allowance for credit losses                      (98,721)            (101,355)
                                                 ---------            ---------
    Net investments                              4,880,067            4,746,802
                                                 ---------            ---------
Mortgage servicing rights, net of
  accumulated amortization: 1996,
  $63,666; 1995, $42,554                           138,146              108,851
Assets held for sale                               140,420               71,917
Other assets                                       167,432              120,175
                                                 ---------            ---------
Total assets                                    $5,347,002           $5,057,874
                                                 =========            =========
Liabilities

Senior notes payable within one year            $1,901,581           $2,122,880
Short-term notes payable to affiliates             139,400              149,709
Accounts payable to affiliates                     168,558              127,007
Accounts payable and accrued liabilities           176,657              155,603
Deferred taxes                                     478,624              441,324
Senior notes payable after one year              1,275,000            1,020,500
Subordinated notes payable                         229,154              170,857
                                                 ---------            ---------
  Total liabilities                              4,368,974            4,187,880
                                                 ---------            ---------
Stockholder's Equity

Common stock                                        46,000               46,000
Capital surplus                                     41,725               41,725
Retained earnings                                  890,303              782,269
                                                 ---------            ---------
  Total stockholder's equity                       978,028              869,994
                                                 ---------            ---------
Total liabilities and stockholder's equity      $5,347,002           $5,057,874
                                                 =========            =========

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Cash Flows
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------
Years Ended December 31                            1996                   1995                     1994

Operating Activities
Net income                                   $  179,234             $  158,656              $   144,273
Effect of accounting change                           -                      -                    2,820
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Provision for credit losses                  66,529                 58,549                   56,133
    Depreciation and amortization                40,447                 32,031                   26,497
    Cost of equipment sales                      22,821                  2,214                   43,039
    Increase in deferred taxes                   37,300                 99,290                   49,420
    Increase (decrease) in accounts
     payable to affiliates                       41,551                (26,353)                  (9,554)
    Increase (decrease) in accounts
     payable and accrued liabilities             21,054                (72,676)                  40,326
    Increase in assets transferred
     from affiliate                              (6,226)               (35,582)                 (61,255)
    Other, net                                  (36,904)               (14,747)                  (3,817)
                                               ---------             ---------               ----------
      Net cash provided by operating
      activities                                365,806                201,382                  287,882
                                              ---------              ---------               ----------
Investing Activities

Investment in net finance
  assets                                     (1,624,033)            (1,527,065)              (1,180,025)
Investment in leveraged leases                  (22,446)               (43,509)                (174,622)
Investment in operating leases                  (20,348)               (35,067)                 (85,435)
Investment in assets held for sale             (326,691)              (151,640)                 (37,703)
Cash receipts collected under
  lease contracts net of finance
  income recognized                           1,693,475              1,142,254                  944,274
Investment in mortgage servicing
  rights                                        (50,407)               (64,310)                 (27,825)
Investment in affiliate                               -                      -                   (2,160)
Loans and advances to affiliated
  companies, net                                 (2,001)                38,991                   (8,462)
Additions to equipment and
  leasehold improvements                        (12,536)                (9,277)                  (4,001)
                                              ---------             ----------               ----------
     Net cash used in investment
       activities                              (364,987)              (649,623)                (575,959)
                                              ---------             ----------               ----------

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Cash Flows
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------
Years Ended December 31                            1996                   1995                     1994

Financing Activities
(Decrease) increase in short-term debt         (466,799)                76,789                  311,405
Short-term loans from affiliates                (10,309)               149,709                        -
Proceeds from issuance of senior
  notes payable after one year                  500,000                275,000                  200,000
Proceeds from issuance of
  subordinated debt                              58,297                 37,862                   24,901
Settlement of long-term debt                          -                (29,500)                (201,216)
Payments to settle subordinated debt                  -                   (740)                       -
Dividends paid to Pitney Bowes Inc.             (71,200)               (62,000)                 (42,000)
                                              ---------             ----------              ----------
     Net cash provided by financing
       activities                                 9,989                447,120                  293,090
                                              ---------             ----------               ----------
Increase (decrease) in cash                      10,808                 (1,121)                   5,013
Cash at beginning of year                        10,129                 11,250                    6,237
                                              ---------             ----------               ----------
Cash at end of year                          $   20,937            $    10,129              $    11,250
                                              =========             ==========               ==========

Interest paid                                $  197,256            $   199,346              $   164,181
                                              =========             ==========               ==========

Income taxes refunded, net                   $  (44,397)           $  (36,360)              $    (9,900)
                                              =========             ==========               ==========

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

In 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transactions and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125) was issued. This statement may impact the method used to sell finance assets on a prospective basis. This statement must be adopted effective January 1, 1997.

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

Mortgage servicing rights: Mortgage servicing rights (MSR) represent the cost of purchasing the right to service mortgage loans originated by others. MSR's are recorded at the lower of amortized cost or present value of the estimated future net servicing income, which does not exceed fair market value and are amortized in proportion to, and over the period of, estimated future net servicing income of the underlying mortgages.
On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122). FAS 122 requires that capitalized MSR's be assessed periodically for impairment based on the fair value of those rights.

The Company estimates the fair value of MSR's based on estimated future net servicing income, using a valuation model which considers such factors as market discount rates and loan prepayments. The Company's policy for evaluating MSR's is based on the predominant risk characteristics of the underlying loans, which include adjustable rate versus fixed rate, segregated into strata by loan type and interest rate bands. The Company may adjust amortization prospectively in response to changes in actual and anticipated prepayment, foreclosure, delinquency and cost experience.

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

Note 2. - New Business Subsidiary

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

Note 3. - Finance Assets

The composition of the Company's finance assets is as follows:

December 31                                1996                  1995
                                     ----------            ----------
Gross finance receivables           $ 4,826,361           $ 4,801,084
Unguaranteed residual valuation         700,776               649,549
Initial direct cost deferred             91,588                89,173
Unearned income                      (1,377,366)           (1,422,453)
                                     ----------            ----------
  Finance assets                    $ 4,241,359           $ 4,117,353
                                     ==========            ==========

Gross finance receivables represent earning assets held by the Company which are generally due in monthly, quarterly or semi-annual installments over original periods ranging from 36 to 180 months. In addition, gross finance receivables for the Company's External large-ticket programs include commercial jet aircraft transactions with original lease terms up to 25 years and other non-commercial jet aircraft transactions with lease terms ranging from three to 12 years. The balance due at December 31, 1996, including estimated residual value realizable at the end of the lease term, is payable as follows:

                                     Gross Finance Assets
                --------------------------------------------------------------
                  Internal          External        External
                small-ticket      large-ticket     small-ticket
                  programs          programs         programs            Total
                ------------     ------------      ------------      ---------
1997            $  792,791       $  261,779        $  402,418       $1,456,988
1998               568,286          227,071           294,668        1,090,025
1999               401,991          243,673           200,572          846,236
2000               214,437          253,319           117,233          584,989
2001                58,608          216,318            38,871          313,797
Thereafter           3,454        1,231,290               358        1,235,102
                 ---------         ---------        ---------        ---------
Total           $2,039,567        $2,433,450       $1,054,120       $5,527,137
                 =========         =========        =========        =========

Notes to Consolidated Financial Statements
(Dollars in thousands)

Net equipment financed for Pitney Bowes products were $571.6 million, $545.6 million and $521.0 million in 1996, 1995, and 1994, respectively. Net equipment financed for Dictaphone and Monarch products were $19.1 million, $27.9 million and $30.8 million in 1996, 1995 and 1994, respectively.

During 1996, the Company sold approximately $409 million of External large and small-ticket finance assets with recourse in privately-placed transactions with third-party investors. In 1995 and 1994, the Company sold approximately $100 million and $55 million, respectively, of finance assets in similarly structured transactions. The uncollected principal balance of receivables sold at December 31, 1996 and 1995 was $270 million and $149 million, respectively. In addition, the Company has sold receivables while retaining residual value exposure of $55 million. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. Conversely, these contracts are supported by the underlying equipment value and creditworthiness of customers. As part of the review of its exposure to risk, the Company believes adequate provisions have been made for sold receivables which may become uncollectible.

As of December 31, 1996, $537.4 million (12.7 percent) of the Company's finance assets and $792.0 million (14.3 percent) of the Company's gross finance assets were related to aircraft leased to commercial airlines. The Company considers its credit risk for these leases to be minimal since all commercial aircraft lessees are making payments in accordance with lease agreements. The Company believes any potential exposure in commercial aircraft investment is mitigated by the value of the collateral as the Company retains a security interest in the leased aircraft.

Note 4. - Net Investment in Leveraged Leases

The Company's net investment in leveraged leases is composed of the following elements:

December 31                                   1996                 1995
                                          --------             --------
Net rents receivable                     $ 532,205            $ 519,306
Unguaranteed residual valuation            640,978              584,456
Unearned income                           (555,213)            (541,262)
                                          --------             --------
Investment in leveraged leases             617,970              562,500
Deferred taxes arising from
 leveraged leases (1)                     (257,760)            (216,873)
                                          --------             --------
Net investment in leveraged leases       $ 360,210            $ 345,627
                                          ========             ========

(1) Includes amounts reclassified to subordinated debt.

Notes to Consolidated Financial Statements
(Dollars in thousands)

Following is a summary of the components of income from leveraged leases:

December 31                          1996            1995            1994
                                   ------          ------          ------
Pretax leveraged lease income     $ 7,145         $11,236         $ 6,606
Income tax benefit                  7,080           4,609           5,091
                                   ------          ------          ------
Income from leveraged leases      $14,225         $15,845         $11,697
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

Leveraged lease investments totaling $299.6 million (48.5 percent) are related to commercial real estate facilities, with original lease terms ranging up to 25 years. Also included are ten aircraft transactions with major commercial airlines, with a total investment of $285.1 million (46.1 percent) and with original lease terms ranging from 22 to 25 years and one transaction involving locomotives with a total investment of $33.2 million (5.4 percent) with an original lease term of 38 years.

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

Minimum future rental payments to be received in each of the next five years under noncancelable operating leases are $11.9 million in 1997, $11.3 million in 1998, $8.0 million in 1999, $6.7 million in 2000,
$5.7 million in 2001 and $16.8 million in later years.

Note 7. - Allowance for Credit Losses

The following is a summary of the allowance for credit losses, substantially all of which relates to lease financing:

                                           1996             1995           1994
                                        -------          -------         ------
Balance at beginning of period         $101,355         $ 95,271        $98,311
                                        -------          -------         ------

Additions charged to operations          66,529           58,549         56,133
                                        -------          -------         ------
Amounts written-off:
  Internal small-ticket programs         22,879           24,330         20,177
  External large-ticket programs            101              356            668
  External small-ticket programs         46,183           27,779         38,328
                                        -------          -------         ------
       Total write-offs                  69,163           52,465         59,173
                                        -------          -------         ------
Balance at end of period               $ 98,721         $101,355        $95,271
                                        =======          =======         ======

The increase in the amount of additions charged to operations in 1996 and 1995 compared to 1994 is the result of higher investment levels in all of PBCC's financing programs and the impact of finance asset sales in 1996 and 1995, offset by favorable adjustments to the External large-ticket financing program provision reflecting management's current evaluation of expected losses.

Write-offs related to assets purchased from Adrema totaled $20.9 million in 1996, $14.2 million in 1995 and $25.2 million in 1994. Excluding the impact of the write-offs related to assets purchased from Adrema, External small-ticket write-offs increased $11.7 million. This increase is due to a 21 percent increase in the lease portfolio at Colonial Pacific Leasing Corporation (CPLC) combined with a 28 percent increase in bankruptcies. Management has implemented various measures to control this increase including modifying new credit policies and improving collection and recovery procedures.

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

December 31                                      1996               1995               1994
                                               ------             ------             ------
Non-performing (non-accrual) transactions
-----------------------------------------
  Internal small-ticket programs              $12,614            $12,248            $10,148
  External large-ticket programs                1,248              1,448              1,998
  External small-ticket programs               25,161              8,874              9,240
                                               ------             ------             ------
  Total                                       $39,023            $22,570            $21,386
                                               ======             ======             ======
Restructured transactions
-------------------------
  External large-ticket programs              $     -            $     -            $ 2,642
                                               ------             ------             ------
  Total                                       $     -            $     -            $ 2,642
                                               ======             ======             ======
Troubled (potential problem) transactions
-----------------------------------------
  External large-ticket programs              $13,810            $ 5,892            $ 6,991
                                               ------             ------             ------
  Total                                       $13,810            $ 5,892            $ 6,991
                                               ======             ======             ======

The increase in non-performing transactions in 1996 in the External small-ticket programs reflects higher volumes together with an increase in bankruptcy levels among lease customers. Management has taken various measures to counter non-performing growth such as revalidating credit scorecards, modifying audit procedures and improving transaction verification processes. The increase in troubled/potential problem transactions for the External large-ticket programs is due to a real estate transaction which is currently in the process of being restructured. The Company believes it has sufficient reserves to provide for any losses which may result from the final resolution of the above transactions.

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

Notes to Consolidated Financial Statements
(Dollars in thousands)


December 31                                      1996         1995         1994
                                              -------      -------      -------

Face value of receivables                    $  2,500     $  4,511     $  4,512
Cash collections applied to principal          (1,252)      (2,436)      (2,087)
Write-offs to allowance for credit losses           -         (627)        (427)
                                              -------      -------      -------
Carrying value                               $  1,248     $  1,448     $  1,998
                                              =======      =======      =======

Note 8. - Mortgage Servicing Rights


The Company purchased rights to service loans with aggregate unpaid principal balances of approximately $5.3 billion in 1996, $4.1 billion in 1995 and $3.1 billion in 1994. The costs associated with acquiring these rights were capitalized and recorded as mortgage servicing rights (MSR).

The following summarizes the Company's capitalized MSR activity:


December 31                                      1996         1995        1994
                                              -------      -------     -------

Balance at beginning of period               $108,851     $ 59,506     $ 41,833
MSR acquisitions                               50,407       64,310       27,825
MSR amortization                              (21,112)     (14,965)     (10,152)
                                              -------      -------      -------
Balance at end of period                     $138,146     $108,851     $ 59,506
                                              =======      =======      =======


At December 31, 1996, the fair value of MSR's was approximately $158.8 million. There were no valuation allowances for MSR's at December 31, 1996 or 1995.


Note 9. - Assets Held for Sale


The Company funded transactions totaling $326.7 million in 1996, $151.6 million in 1995 and $37.7 million in 1994, relating to assets held for sale. Transactions totalling $257.8 million in 1996 and $117.4 million in 1995, were sold for a net gain before taxes of $8.5 million in 1996 and $10.3 million in 1995, respectively, which is recorded as part of finance income. Fourteen transactions relating to assets held for sale remain in inventory with a net carrying value of $140.4 million at December 31, 1996 compared with eleven transactions with a net carrying value of $71.9 million at the end of 1995.

Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 10. - Other Assets

December 31                                       1996                  1995
                                               -------               -------
Loans held for investment                     $ 29,590              $ 11,626
Billed meter rental receivables                 23,399                17,747
Equipment and leasehold improvements,
 net of accumulated depreciation
 and amortization:  1996, $18,123;
 1995, $13,870                                  22,873                14,831
Mortgage escrow advances                        19,413                11,789
Foreclosure claims receivable, net               9,902                 6,160
Interest discount on commercial paper            9,603                 6,934
Loans and advances to affiliated companies       8,711                 6,199
Deferred partnership fees                        7,250                 9,209
Deferred debt placement fees                     4,791                 4,324
Goodwill, net of accumulated amortization:
 1996, $1,744; 1995, $1,356                      2,906                 3,294
Investment securities                            1,026                     -
Prepaid expenses and other assets               27,968                28,062
                                               -------               -------
Total other assets                            $167,432              $120,175
                                               =======               =======

Loans held for investment consist primarily of purchased mortgage loans, secured by first real estate mortgages, and are held to maturity. Mortgage loans held for investment are stated at the lower of cost or market value at the date acquired. The amount of discount, if any, recorded to reduce the carrying value of loans to market value is amortized to income over the anticipated life of the investment. The Company periodically evaluates the credit risks associated with these loans. Any provision for possible losses is included in the reserve for possible losses associated with foreclosure claims receivables.

Billed meter rental receivables represent uncollected meter rental receivables billed to customers who have opted to have their meter rental charged on their lease invoice. PBCC remits these charges to PBI based on billings. There is no reserve established at PBCC, since any unpaid meter rentals are netted against future payments due PBI. The increase in billed meter rental receivables resulted from a larger customer base and higher meter rates, partly offset by a slightly lower delinquency at December 31, 1996.

Equipment and leasehold improvements are stated at cost. Equipment is depreciated on a straight-line basis over the anticipated useful life generally ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the remaining lease terms.

Mortgage escrow advances include advances made in connection with loan servicing activities. These advances consist primarily of property taxes and insurance premiums made before they are collected from mortgagors.

Notes to Consolidated Financial Statements
(Dollars in thousands)

Foreclosure claims receivable include loans and related advances in the process of foreclosure. Such loans are insured or guaranteed by either the Federal Housing Administration, the Veterans Administration or private mortgage insurance and will be repaid when the foreclosure process is completed. The Company has established reserves for possible losses in excess of insured or guaranteed amounts of approximately $3.1 million and $2.5 million at December 31, 1996 and 1995, respectively, which have been netted against the foreclosure claims receivable balances.

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

Note 11. - Accounts Payable and Accrued Liabilities

December 31                                         1996          1995
                                                 -------       -------
Advances and deposits from customers            $ 45,131      $ 33,650
Accounts payable                                  36,653        41,919
Accrued interest payable                          30,488        28,474
Sales and use, property and sundry taxes          12,879        10,499
Portfolio purchase price payable                   8,319         9,426
Minority interest in partnership                   7,512         7,024
Accrued salary and benefits payable                7,120         6,800
Other liabilities                                 28,555        17,811
                                                 -------       -------
Total accounts payable and accrued liabilities  $176,657      $155,603
                                                 =======       =======

The increase in advances and deposits from customers is primarily due to an increase in lease rents payable to investors (where PBCC does the billing and collecting on their behalf) resulting from an increase in syndication activity and the sale of the CVF portfolio.

Note 12. - Notes Payable

Short-term notes payable totaled $1.9 billion at December 31, 1996 and $2.1 billion at December 31, 1995. These notes were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at rates below the prevailing prime rate.

Notes to Consolidated Financial Statements
(Dollars in thousands)

The composition of the Company's notes payable is as follows:

December 31                                                1996           1995
                                                      ---------      ---------
Senior Notes Payable

Commercial paper at a weighted average interest
 rate of 5.54% (5.69% in 1995)                      $1,359,200      $1,864,000
Notes payable against bank lines of credit and
 others at a weighted average interest rate
 of 2.11% (2.35% in 1995)                              296,881         258,880
Current installment of long-term debt due within
 one year at interest rates of 5.63% to 7.48%          245,500               -
                                                     ---------       ---------

Total senior notes payable within one year           1,901,581       2,122,880

Senior notes payable after one year at interest
 rates of 5.63% to 9.25% through 2009                1,275,000       1,020,500
                                                     ---------       ---------
Total senior notes payable                           3,176,581       3,143,380
                                                     ---------       ---------
Short-Term Notes Payable to Affiliates

Notes payable to Pitney Bowes Inc. at a
 weighted average rate of 5.40%
 (5.72% in 1995)                                       139,400         132,000

Notes payable to Pitney Bowes International
 at a weighted average interest rate of
 5.85% in 1995                                               -          17,709
                                                      --------       ---------
Total short-term notes payable to affiliates           139,400         149,709

Subordinated Notes Payable

Non-interest bearing notes due Pitney Bowes            229,154         170,857
                                                     ---------       ---------
Total notes payable                                 $3,545,135      $3,463,946
                                                     =========       =========

At December 31, 1996, the Company had unused lines of credit and revolving credit facilities totaling $1.50 billion largely supporting commercial paper borrowings. The Company recorded fees of $1.3 million, $1.4 million and $2.2 million in 1996, 1995 and 1994 to maintain its lines of credit. The reduction in 1995 facility fees is a direct result of the Company's renegotiation of its revolving credit facilities with its smaller banking group initiated in the fourth quarter of 1995.

Total notes payable at December 31, 1996 mature as follows: $2,041.0 million in 1997, $225.0 million in 1998, $200.0 million in 1999, $50.0 million in 2000, $200.0 million in 2001 and $829.1 million beyond 2001.

Notes to Consolidated Financial Statements
(Dollars in thousands)

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

In 1996 and 1995, the Company issued $58.3 million and $37.9 million, respectively, of non-interest bearing subordinated notes to Pitney Bowes in exchange for funds equal to tax losses generated by the Company and utilized by Pitney Bowes in the 1995 and 1994 consolidated tax returns. Any non-interest bearing subordinated notes payable to Pitney Bowes mature after all senior notes now outstanding and executed hereafter are paid.

Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 13. - Derivative Instruments

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

The aggregate amount of interest rate swaps categorized by type, and the related weighted average interest rate paid and received assuming current market conditions is reflected below:

                                                        Weighted Average
Major Type                                Total          Interest Rates
of Interest     Hedged                   Notional      ------------------
Rate Swap       Liability                 Amount       Fixed   Variable(A)
-----------     ---------                --------      -----   ----------
Pay fixed       Commercial paper         $300,000      8.85%        5.66%

Pay variable    Senior notes payable
                after one year             26,048      7.94%        6.10%
                                          -------      ----         ----
Total                                    $326,048      8.77%        5.69%
                                          =======      ====         ====

(A) The variable rate is indexed from the 30 day Fed AA composite commercial paper rate. The Fed AA composite rate at December 31, 1996 was used to calculate the weighted average interest rate.

Notes to Consolidated Financial Statements
(Dollars in thousands)

The aggregate notional amount of interest rate swaps categorized by annual maturity is reflected below:

                                                  Annual Maturity
                                ------------------------------------------
                                Pay Fixed     Pay Variable           Total
                                ---------     ------------        --------
1997                             $100,000          $ 2,400        $102,400
1998                                    -           23,648          23,648
1999                                    -                -               -
2000                                    -                -               -
2001                                    -                -               -
Thereafter                        200,000                -         200,000
                                  -------           ------         -------
  Total                          $300,000          $26,048        $326,048
                                  =======           ======         =======

The following is a reconciliation of interest rate swap activity by major type of swap:

                                Pay Fixed     Pay Variable           Total
                                ---------     ------------       ---------
Balance December 31, 1994        $440,700          $14,000        $454,700
New contracts                     100,000           24,100         124,100
Expired contracts                (235,000)         (14,000)       (249,000)
                                 --------         --------        --------
Balance December 31, 1995         305,700           24,100         329,800
New contracts                           -           26,048          26,048
Expired contracts                  (5,700)         (24,100)        (29,800)
                                 --------         --------        --------
Balance December 31, 1996        $300,000          $26,048        $326,048
                                 ========          =======         =======

Interest rate swaps are used in the majority of circumstances to convert variable rate commercial paper interest payments to fixed rate interest payments. The impact of interest rate swaps on interest expense and the weighted average borrowing rate is as follows:

                                     1996             1995            1994
                                  -------          -------         -------
Impact of interest rate swaps
 on interest expense             $  7,346          $ 9,376        $ 13,930
Weighted average borrowing rate
 excluding interest rate swaps      5.81%            6.14%           5.44%
Weighted average borrowing rate
 including interest rate swaps      6.03%            6.45%           6.01%

The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain sales of receivables with recourse of foreign currency denominated lease receivables.

Notes to Consolidated Financial Statements
(Dollars in thousands)

The following summarizes the contractual amount of the Company's foreign currency contract as of December 31, 1996:

     Hedged                  Currency           Maturity        Contract
   Transaction                 Sold               Date           Amount
-----------------------     -----------       -------------     --------
Transfer of receivables
 with recourse              U.S. Dollar       January, 1997       $146

Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of the fair market values.

There were no deferred gains or losses relating to terminated interest rate swaps or foreign currency contracts at December 31, 1996 and 1995. The fair value of interest rate swaps and foreign currency contracts is disclosed in Note 15 - Fair Value of Financial Instruments.

Note 14. - Stockholder's Equity

The following is a reconciliation of stockholder's equity:

                                                                                      Total
                                 Common         Capital         Retained          Stockholder's
                                 Stock          Surplus         Earnings              Equity
                                -------         -------         --------          -------------
Balance December 31, 1993       $46,000         $41,725         $583,340             $671,065
Net income - 1994                     -               -          144,273              144,273
Dividends paid to PBI                 -               -          (42,000)             (42,000)
                                 ------          ------          -------              -------
Balance December 31, 1994        46,000          41,725          685,613              773,338
Net income - 1995                     -               -          158,656              158,656
Dividends paid to PBI                 -               -          (62,000)             (62,000)
                                 ------          ------          -------              -------
Balance December 31, 1995        46,000          41,725          782,269              869,994
Net Income - 1996                     -               -          179,234              179,234
Dividends paid to PBI                 -               -          (71,200)             (71,200)
                                 ------          ------          -------              -------
Balance December 31, 1996       $46,000         $41,725         $890,303             $978,028
                                 ======          ======          =======              =======

At December 31, 1996, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at December 31, 1996 and 1995. All of the Company's stock is owned by Pitney Bowes.

When the Company entered into real estate lease financing, PBI agreed to make capital contributions up to a maximum of $15.0 million to provide a portion of the financing for such transactions, of which $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue with capital contributions. No capital contributions have been made since 1993.

Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 15. - Fair Value of Financial Instruments

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

Financial guarantee contracts. The Company has provided standby guarantees for its foreign affiliates under a $250 million European commercial paper program and in connection with receivable transfers with recourse. The Company also has recourse obligations in connection with certain mortgages it services. Aggregate exposure under the guarantees at December 31, 1996 and 1995 was $115 million and $88 million, respectively. The fair value of the European Commercial Paper program is based on the cost to the Company for obtaining a letter of credit to support performance under the guarantee. The fair value of the guarantees under the receivable transfers with recourse and the recourse obligations on certain mortgages serviced represents the estimate of expected future losses. In certain instances, reserves established in connection with these receivable transfers have been established on the affiliated companies' financial statements approximately equal to the fair value disclosures presented on the following page.

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

The estimated fair value of the Company's financial instruments is as follows:

December 31                        1996                      1995
                         ----------------------    ----------------------
                         Carrying          Fair    Carrying          Fair
                            Value(1)      Value       Value(1)      Value
                         --------       -------    ---------      -------
Investment securities  $    1,031    $    1,031   $        -   $        -
Loans receivable (2)      381,789       365,560      288,361      288,485
Senior notes payable
  after one year       (1,298,074)   (1,346,255)  (1,039,441)  (1,130,182)
Interest rate swaps        (1,327)      (25,435)      (1,050)     (41,538)
Foreign currency
  contracts                     -            15            -         (420)
Transfers of
  receivables with
  recourse                (10,489)      (10,489)     (12,929)     (12,929)
Financial guarantee
  contracts                  (601)         (601)      (4,420)      (4,420)
Residual and conditional
  commitment guarantee
  contracts                (3,759)       (4,694)      (3,341)      (4,454)
Commitments to extend
  credit                        -             -            -         (165)

(1) Carrying value includes accrued interest and deferred fee income, where applicable.

(2) Carrying value for loans receivable and other debt financing is net of applicable allowance for credit losses.

Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 16. - Taxes on Income

Income before income taxes and the provision for income taxes were as follows:

Years ended December 31              1996              1995               1994
                                 --------           -------            -------

Income before income taxes       $266,089          $231,334           $218,913
                                  =======           =======            =======

Provisions for income taxes:
  Federal:
    Current                      $(22,772)         $(70,605)          $(29,325)
    Deferred                       92,908           130,521             86,169
                                  -------           -------            -------
       Total Federal               70,136            59,916             56,844
                                  -------           -------            -------
  State and Local:
    Current                        (8,120)           (9,302)            (4,215)
    Deferred                       24,839            22,064             19,191
                                  -------           -------            -------
       Total state and local       16,719            12,762             14,976
                                  -------           -------            -------
Total                            $ 86,855          $ 72,678           $ 71,820
                                  =======           =======            =======

Deferred tax liabilities and (assets):

December 31                          1996              1995               1994
                                 --------          --------           --------
Deferred tax liabilities:
  Lease revenue and related
   depreciation                  $553,206          $491,467           $400,468

Deferred tax assets:
  Alternative minimum tax (AMT)
   credit carryforwards           (74,582)          (50,143)           (58,434)
                                  -------           -------            -------
Total                            $478,624          $441,324           $342,034
                                  =======           =======            =======

In 1993, the Company completed a transaction whereby it contributed certain commercial aircraft, subject to direct finance leases, to a majority-owned partnership. The partnership transaction had the effect of reducing the Company's obligation for previously accrued deferred taxes and generated tax benefits over the past three years.

Notes to Consolidated Financial Statements
(Dollars in thousands)

In the fourth quarter of 1994, the Company completed the purchase of a lease portfolio whereby it receives all rights to the value of the underlying equipment at lease termination. The transaction will have the effect of reducing the current period tax liabilities and associated effective tax rates over the portfolio life.

A reconciliation of the U.S. Federal statutory rate to the Company's effective income tax rate follows:

Percent of Pretax Income              1996         1995         1994
                                     -----        -----        -----
U.S. Federal statutory rate          35.0%        35.0%        35.0%
State and local income taxes          4.0          3.9          4.4
Partnership tax benefits             (0.9)        (1.1)        (1.6)
Tax-exempt foreign trade income      (2.2)        (2.7)        (3.0)
Tax-exempt finance income            (0.5)         (.8)         (.3)
Residual portfolio acquisition       (0.6)        (1.1)         (.4)
Other                                (2.2)        (1.8)        (1.3)
                                     -----        -----        -----
Effective income tax rate            32.6%        31.4%        32.8%
                                     =====        =====        =====

Note 17. - Retirement Plan

The Company participates in the Pitney Bowes retirement plan which covers the majority of PBCC employees. The assets of this plan fully fund vested benefits. Pitney Bowes' plan assumptions for 1996 and 1995 remained constant at 7.25 percent for the discount rate, 4.25 percent for the expected rate of increase in future compensation levels and 9.50 percent for the expected long-term rate of return on plan assets. The Company's pension expense was $1.6 million in 1996, $1.3 million in 1995 and $1.6 million in 1994.

Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 18. - Nonpension Postretirement and Postemployment Benefits

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

Note 19. - Nonrecurring Items, Net

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

Note 20. - Commitments, Contingencies and Regulatory Matters

The Company is the lessee under noncancelable operating leases for office space and automobiles. Future minimum lease payments under these leases are as follows: $4.9 million in 1997, $4.5 million in 1998, $3.5
million in 1999,   $2.7 million in 2000, $2.7 million in 2001 and $2.1
million thereafter. Rental expense under operating leases was $4.6 million, $4.7 million and $4.4 million in 1996, 1995 and 1994, respectively.

Notes to Consolidated Financial Statements
(Dollars in thousands)

At December 31, 1996, the Company had no unfunded commitments to extend credit to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount and type of collateral obtained, if deemed necessary by the Company, is based on management's credit assessment of the customer. Fees received under the agreements are recognized over the commitment period. The maximum risk of loss arises from the possible non-performance of the customer to meet the terms of the credit agreement. As part of the Company's review of its exposure to risk, adequate provisions are made for finance assets which may be uncollectible.

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

Pitney Bowes is subject to Federal, state and local laws and regulations related to the environment, and is currently named as a member of various groups of potentially responsible parties in administrative or court proceedings. Based on facts presently known to it, PBI believes that the outcome of any current proceeding will not have a material adverse effect on its financial condition or results of operations.

In June 1995, the United States Postal Service (U.S.P.S.) issued final regulations on the manufacture, distribution and use of postage meters.
The regulations cover four general categories: meter security, administrative controls, Computerized Meter Resetting Systems (C.M.R.S.) and other issues. In general, the regulations put reporting and performance obligations on meter manufacturers, outline potential administrative sanctions for failure to meet these obligations and require changes in the fund management system of C.M.R.S., (such as PBI's Postage by Phone(R) System), to give the U.S.P.S. more direct control over meter licensee deposits. PBI is working with the U.S.P.S. to ensure that these regulations provide mailing customers and the U.S.P.S. with the intended benefits, and that Pitney Bowes also benefits. Pitney Bowes has begun implementation of these changes, including modifying its Postage by Phone(R) System so that customers deposit prepayments of postage into a U.S.P.S. account rather than a trust account. Resetting meters through Postage by Phone(R) still requires the customer to request an authorization and a reset code from Pitney Bowes, a service for which PBI charges a fee. PBI continues to believe that the financial impact of implementating these regulations will not be material to its results of operations.

Notes to Consolidated Financial Statements
(Dollars in thousands)

In May 1996, the U.S.P.S. issued a proposed schedule for the phase out of mechanical meters in the United States marketplace. The schedule proposed that: (i) as of June 1, 1996, placements of mechanical meters will be available only as replacements for existing licensed mechanical meters; and (ii) as of March 1, 1997, mechanical meters may not be used by persons or firms who process mail for a fee; and (iii) as of December 31, 1997, mechanical meters that interface with mail machines or processors will no longer be approved; and (iv) as of March 1, 1999, all other mechanical meters (stand-alone meters) will no longer be approved.

Pitney Bowes has voluntarily halted new placements of mechanical meters in the United States as of June 1, 1996. Pitney Bowes also has been actively and voluntarily pursuing removal from the market by March 1997, of mechanical meters used by persons or firms who process mail for a fee as set forth in the U.S.P.S. proposed schedule for that segment of meter users. Further, PBI agreed, in March 1997, to use its best efforts to remove from the market mechanical systems meters (meters that interface with mail machines or processors), by a revised target date of December 31, 1998, in lieu of the December 31, 1997 date specified in the U.S.P.S. proposed schedule.

Pitney Bowes will continue to work with the U.S.P.S. to reach agreement on all aspects of a mechanical meter migration schedule that reflects the interests of PBI's customers while minimizing any negative impact on itself. PBI's constant focus on bringing new technologies into the mailing market has already resulted in a significant shift in the makeup of Pitney Bowes meter base. In the last 10 years, 1986 to 1996, the percentage of electronic meters in the Pitney Bowes' U.S. installed base has risen from 6% to nearly 60%. Until a mechanical meter migration plan is finalized, the financial impact, if any, on PBI cannot be determined with certainty. However, based on the proposed schedule and agreements reached to date, Pitney Bowes believes that the plan will not cause a material adverse financial impact to the Company.

The May 1996 U.S.P.S. proposal also contemplates the evolution of metering technology to include a digital information-based indicia standard which has not yet been developed. In July 1996, the U.S.P.S. proposed initial specifications for a digital information-based indicia program. The U.S.P.S. anticipates that digital metering would eventually replace electronic metering in the United States at some undetermined date in the future. Pitney Bowes long-term strategy also envisions the use of digital technology in new product offerings, and PBI has taken the lead in deploying digital meters in the marketplace with over 100,000 digital printing meters already placed into service during 1995 and 1996. Pitney Bowes anticipates working with the U.S.P.S. in this effort to achieve a timely and effective substitution plan.
However, until final standards for a digital information-based indicia program are completed, and transition to the new standard is clarified by the U.S.P.S., the impact of this proposal, if any, on Pitney Bowes cannot be determined.

Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 21. - Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 1996 and 1995 follows:

                                                          Three Months Ended
                                     ----------------------------------------------------------
1996                                 March 31          June 30        Sept. 30          Dec. 31
----                                 --------         --------        --------         --------
Total revenue                        $177,276         $179,991        $191,475         $223,922
                                      -------          -------         -------          -------
Expenses:
Selling, general and
 administrative                        39,282           38,982          47,814           49,157
Depreciation and
 amortization                           8,927           10,186          10,563           10,771
Cost of equipment sales                     -              283               -           22,538
Provision for credit losses            16,695           13,875          17,547           18,412
Interest                               50,315           48,954          50,394           51,880
Provision for income taxes             20,489           22,636          21,081           22,649
                                      -------          -------         -------          -------
Total expenses                        135,708          134,916         147,399          175,407
                                      -------          -------         -------          -------
Net Income                           $ 41,568         $ 45,075        $ 44,076         $ 48,515
                                      =======          =======         =======          =======

                                                          Three Months Ended
                                     ----------------------------------------------------------
1995                                 March 31          June 30        Sept. 30         Dec. 31
----                                 --------         --------        --------         --------
Total revenue                        $152,170         $159,735        $168,768         $195,028
                                      -------          -------         -------          -------
Expenses:
Selling, general and
 administrative                        32,018           33,313          34,831           49,321
Depreciation and
 amortization                           6,870            6,956           9,238            8,967
Cost of equipment sales                     -                -           2,163               51
Provision for credit losses            12,268           13,050          13,315           19,916
Interest                               48,549           50,918          51,236           51,387
Provision for income taxes             16,496           17,684          17,984           20,514
                                      -------          -------         -------          -------
Total expenses                        116,201          121,921         128,767          150,156
                                      -------          -------         -------          -------
Net Income                           $ 35,969         $ 37,814        $ 40,001         $ 44,872
                                      =======          =======         =======          =======

                             50

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

Item 13. Certain relationships and related transactions
         ----------------------------------------------

Omitted pursuant to General Instruction J.

                             Part IV

Item 14. Exhibits, financial statement schedules and reports on Form 8-K
         ---------------------------------------------------------------

(a)      Index of documents filed as part of this report:

  1.     Consolidated Financial Statements                            Page(s)
         ---------------------------------                            -------

         Included in Part II of this report:

         Report of Independent Accountants                                 22

         Consolidated Statements of Income and of
         Retained Earnings for each of the three years
         in the period ended December 31, 1996                             23

         Consolidated Balance Sheet at December 31, 1996
         and 1995                                                          24

         Consolidated Statement of Cash Flows for each of
         the three years in the period ended
         December 31, 1996                                              25-26

         Notes to Consolidated Financial Statements                     27-50

 2.    Financial Statement Schedules
       -----------------------------
       Valuation and qualifying accounts and reserves
       (Schedule II)                                                       55

       The additional financial data should be read in conjunction with the financial statements included in Item 8 to this Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    Index to Exhibits (numbered in accordance with Item 601 of Regulation S-K)
       -------------------------------------------------------------------------
    Reg. S-K                                                                        State or Incorporation
    Exhibits                 Description                                                  by Reference
    --------                 -----------------------------                          -------------------------
         (3)                 1.  Certificate of
                                 Incorporation, as amended                          Incorporated by reference
                                                                                    to Exhibit (3.1) to Form
                                                                                    10-K as filed with the
                                                                                    Commission on March 21,
                                                                                    1996 (File No. 01-13497).

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

                 (10)       Material contracts
                            1. First Amended and Restated                           Incorporated by reference
                               Operating Agreement dated                            to Exhibit (i) on Form
                               November 6, 1996,                                    10-Q as filed with the
                               between Pitney Bowes                                 Commission on
                               Credit Corporation and                               November 13, 1996. (File
                               Pitney Bowes Inc.                                    No. 0-13497).

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

                 (12)       Computation of ratio of earnings
                            to fixed charges                                        Exhibit (i)

                 (21)       Subsidiaries of the registrant                          Exhibit (ii)

                 (23)       Consent of independent
                            accountants                                             Exhibit (iii)

                 (27)       Financial Data Schedule                                 Exhibit (iv)

             (b) No reports on Form 8-K were filed for the three months ended
                 December 31, 1996.

                             53

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Pitney Bowes Credit Corporation

                          By:   /s/ Matthew S. Kissner
                                -------------------------------------
                                Matthew S. Kissner
                                President and Chief Executive Officer

                          Date: March 28, 1997
                                -------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/  Matthew S. Kissner                          Date 3/28/97             Matthew S. Kissner
   --------------------------                            -------             Director, President and
                                                                             Chief Executive Officer

By /s/  G. Kirk Hudson                              Date 3/28/97             G. Kirk Hudson
   ---------------------------                           -------             Vice President-Finance
                                                                             (Principal Financial and
                                                                              Accounting Officer)

By /s/  Marc C. Breslawsky                          Date 3/28/97             Marc C. Breslawsky-Director
   ---------------------------                           -------

By /s/  Michael J. Critelli                         Date 3/28/97             Michael J. Critelli-Director
   ---------------------------                           -------

By /s/  John N. D. Moody                            Date 3/28/97             John N. D. Moody-Director
   ---------------------------                           -------

By /s/  Sara E. Moss                                Date 3/28/97             Sara E. Moss-Director
   ---------------------------                           -------

By /s/  Murray L. Reichenstein                      Date 3/28/97             Murray L. Reichenstein-
   ---------------------------                           -------             Director

By                                                  Date                     Harry W. Neinstedt-Director
   ---------------------------                           -------

By /s/  Douglas A. Riggs                            Date 3/28/97             Douglas A. Riggs-Director
   ---------------------------                           -------

                                       SCHEDULE II - VALUATION AND QUALIFYING
                                                ACCOUNTS AND RESERVES

                                    FOR THE YEARS ENDED DECEMBER 31, 1994 TO 1996



(Dollars in thousands)



                                                      Additions           Deductions -
                                   Balance at         charged to          uncollectible
                                   beginning          costs and           accounts               Balance at
                                   of year            expenses            written off            end of year
                                   ----------         ----------          -------------          -----------
Allowance for credit
 losses (shown on
 balance sheet as
 deduction from net
 investments)

      1996                          $101,355           $66,529             $69,163               $ 98,721

      1995                          $ 95,271           $58,549             $52,465               $101,355

      1994                          $ 98,311           $56,133             $59,173               $ 95,271
