Form 10-Q
period 1997-03-31
PITNEY BOWES CREDIT CORP
filed 1997-05-15
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549-1004


                        F O R M   10 - Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the transition period from       to
                                      -----    -----

Commission File Number:  0-13497


                 PITNEY BOWES CREDIT CORPORATION


State of Incorporation              IRS Employer Identification No.
     Delaware                                06-0946476

                          New Address:
                       27 Waterview Drive
                Shelton, Connecticut  06484-4361
                Telephone Number:  (203) 922-4000

                         Former Address:
                        201 Merritt Seven
                Norwalk, Connecticut  06856-5151
                Telephone Number:  (203) 846-5600

The Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

As of April 30, 1997, 460 shares of common stock, no par value with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 2 of 17



                    Pitney Bowes Credit Corporation
                                Index
                    -------------------------------


                                                            Page Number
                                                            -----------

Part I - Financial Information:

       Item 1. Financial Statements

               Consolidated Statement of Income -
                Three Months Ended
                March 31, 1997 and 1996 . . . . . . . .             3

               Consolidated Balance Sheet -
                March 31, 1997 and
                December 31, 1996 . . . . . . . . . . .             4

               Consolidated Statement of Cash Flows -
                Three Months Ended
                March 31, 1997 and 1996 . . . . . . . .         5 - 6

               Notes to Consolidated Financial
                Statements. . . . . . . . . . . . . . .         7 - 9

       Item 2. Management's Narrative Analysis of
                the Results of Operations . . . . . . .       10 - 13


Part II - Other Information:

       Item 1. Legal Proceedings. . . . . . . . . . . .            14

       Item 6. Exhibits and Reports on Form 8-K . . . .            14

       Signature  . . . . . . . . . . . . . . . . . . .            15

       Exhibit (i) - Computation of Ratio of Earnings
        to Fixed Charges. . . . . . . . . . . . . . . .            16

       Exhibit (ii) - Financial Data Schedule . . . . .            17

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 3 of 17


                      Part I - Financial Information

                      Item 1.  Financial Statements


                      Pitney Bowes Credit Corporation
                      Consolidated Statement of Income
                      --------------------------------
                                (Unaudited)

(Dollars in thousands)                     Three Months Ended March 31,
                                           ----------------------------
                                                1997               1996
                                             -------            -------

Finance income . . . . . . . . . . . . .    $183,394           $177,276
                                             -------            -------
Expenses:
  Selling, general and administrative. .      41,601             39,282
  Depreciation and amortization. . . . .      10,504              8,927
  Provision for credit losses. . . . . .      15,055             16,695
  Interest . . . . . . . . . . . . . . .      49,895             50,315
                                             -------            -------
    Total expenses . . . . . . . . . . .     117,055            115,219
                                             -------            -------

Income before income taxes . . . . . . .      66,339             62,057
Provision for income taxes . . . . . . .      21,101             20,489
                                             -------            -------
Net income . . . . . . . . . . . . . . .    $ 45,238           $ 41,568
                                             =======            =======

Ratio of earnings to fixed charges . . .       2.32X              2.22X
                                             =======            =======

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 4 of 17

                       Pitney Bowes Credit Corporation
                          Consolidated Balance Sheet
                       -------------------------------
                                 (Unaudited)


(Dollars in thousands)                              March 31,  December 31,
                                                         1997          1996
                                                 ------------  ------------

Assets

Cash . . . . . . . . . . . . . . . . . . . . . .  $    34,214   $    20,937
                                                   ----------    ----------
Investments:
  Finance assets (Note 2)  . . . . . . . . . . .    4,252,071     4,241,359
  Investment in leveraged leases . . . . . . . .      624,183       617,970
  Assets transferred from affiliate. . . . . . .       30,469        32,825
  Investment in operating leases, net of
    accumulated depreciation . . . . . . . . . .       69,549        86,634
  Allowance for credit losses. . . . . . . . . .     (102,377)      (98,721)
                                                   ----------    ----------
    Net investments. . . . . . . . . . . . . . .    4,873,895     4,880,067
                                                   ----------    ----------
Mortgage servicing rights, net of accumulated
 amortization (Note 3) . . . . . . . . . . . . .      172,828       138,146
Assets held for sale . . . . . . . . . . . . . .      148,620       140,420
Other assets . . . . . . . . . . . . . . . . . .      183,063       167,432
                                                   ----------    ----------
Total assets . . . . . . . . . . . . . . . . . .  $ 5,412,620   $ 5,347,002
                                                   ==========    ==========
Liabilities

Senior notes payable within one year (Note 4). .  $ 1,975,923   $ 1,901,581
Short-term notes payable to affiliates (Note 4).       64,862       139,400
Accounts payable to affiliates . . . . . . . . .      160,695       168,558
Accounts payable and accrued liabilities . . . .      201,720       176,657
Deferred taxes . . . . . . . . . . . . . . . . .      501,500       478,624
Senior notes payable after one year (Note 4) . .    1,275,000     1,275,000
Subordinated notes payable (Note 4). . . . . . .      229,154       229,154
                                                   ----------    ----------
   Total liabilities . . . . . . . . . . . . . .    4,408,854     4,368,974
                                                   ----------    ----------
Stockholder's Equity

Common stock . . . . . . . . . . . . . . . . . .       46,000        46,000
Capital surplus. . . . . . . . . . . . . . . . .       41,725        41,725
Retained earnings. . . . . . . . . . . . . . . .      916,041       890,303
                                                   ----------    ----------
   Total stockholder's equity. . . . . . . . . .    1,003,766       978,028
                                                   ----------    ----------
Total liabilities and stockholder's equity . . .  $ 5,412,620   $ 5,347,002
                                                   ==========    ==========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 5 of 17

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                    ------------------------------------
                                 (Unaudited)

(Dollars in thousands)                         Three Months Ended March 31,
                                               ----------------------------
                                                      1997             1996
                                                ----------       ----------

Operating Activities

Net income. . . . . . . . . . . . . . . . . .   $   45,238       $   41,568

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for credit losses . . . . . . . .       15,055           16,695
  Depreciation and amortization . . . . . . .       10,504            8,927
  (Decrease) increase in accounts payable to
   affiliates . . . . . . . . . . . . . . . .       (7,863)           1,721
  Increase in deferred taxes. . . . . . . . .       22,876           29,642
  Increase (decrease) in accounts payable
   and accrued liabilities. . . . . . . . . .       25,063           (4,819)
  Decrease in assets transferred from
   affiliate. . . . . . . . . . . . . . . . .       (2,174)               -
  Other, net. . . . . . . . . . . . . . . . .       (2,748)         (47,644)
                                                 ---------        ---------
Net cash provided by operating activities . .      105,951           46,090
                                                 ---------        ---------

Investing Activities

  Investment in net finance assets. . . . . .     (534,812)        (363,595)
  Investment in operating leases. . . . . . .       (2,634)          (8,113)
  Investment in assets held for sale. . . . .     (167,507)         (67,280)
  Cash receipts collected under lease
   contracts, net of finance income
   recognized . . . . . . . . . . . . . . . .      682,950          458,112
  Investment in mortgage servicing rights . .      (39,850)         (18,731)
  Loans and advances to affiliates, net . . .       (8,502)          (1,121)
  Additions to equipment and leasehold
   improvements . . . . . . . . . . . . . . .       (2,623)          (4,124)
                                                 ---------        ---------
  Net cash used in investing activities . . .      (72,978)          (4,852)
                                                 ---------        ---------

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 6 of 17

                       Pitney Bowes Credit Corporation
                    Consolidated Statement of Cash Flows
                    ------------------------------------
                                 (Unaudited)

(Dollars in thousands)                         Three Months Ended March 31,
                                               ----------------------------
                                                      1997             1996
                                                ----------       ----------

Financing Activities

  Increase (decrease) in short-term debt. . .      274,342           (8,773)
  Short-term loans from affiliates. . . . . .      (74,538)         (14,735)
  Settlement of long-term debt. . . . . . . .     (200,000)               -
  Dividends paid to Pitney Bowes Inc. . . . .      (19,500)         (17,800)
                                                 ---------        ---------
   Net cash used in financing activities. . .      (19,696)         (41,308)
                                                 ---------        ---------

Increase (decrease) in cash . . . . . . . . .       13,277              (70)
Cash at beginning of period . . . . . . . . .       20,937           10,129
                                                 ---------        ---------
Cash at end of period . . . . . . . . . . . .   $   34,214       $   10,059
                                                 =========        =========

Interest paid . . . . . . . . . . . . . . . .   $   48,968       $   53,776
                                                 =========        =========

Income taxes refunded, net. . . . . . . . . .   $   (7,756)      $  (33,346)
                                                 =========        =========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 7 of 17

                      Pitney Bowes Credit Corporation
                Notes to Consolidated Financial Statements
                ------------------------------------------
Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the Company or PBCC), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2:
------

The composition of the Company's finance assets is as follows:

(Dollars in thousands)
                                                  March 31,   December 31,
Finance Assets                                         1997           1996
                                               ------------   ------------
Gross finance receivables . . . . . . . . . .   $ 4,837,010    $ 4,826,361
Unguaranteed residual valuation . . . . . . .       708,128        700,776
Initial direct cost deferred. . . . . . . . .        93,629         91,588
Unearned income . . . . . . . . . . . . . . .    (1,386,696)    (1,377,366)
                                                 ----------     ----------
  Finance assets. . . . . . . . . . . . . . .   $ 4,252,071    $ 4,241,359
                                                 ==========     ==========
Note 3:
------

Mortgage servicing rights (MSR) are recorded at the lower of amortized cost or present value of the estimated future net servicing income, which does not exceed fair market value and are amortized in proportion to, and over the period of, estimated future net servicing income of the underlying mortgages.

The Company estimates the fair value of MSR's based on estimated future net servicing income, using a valuation model which considers such factors as market discount rates and loan prepayments. The Company's policy for evaluating MSR's is based on the predominant risk characteristics of the underlying loans, which include adjustable rate versus fixed rate, segregated into strata by loan type and interest rate bands. The Company may adjust amortization prospectively in response to changes in actual and anticipated prepayment, foreclosure, delinquency and cost experience. Based on the evaluation performed as of March 31, 1997, no impairment was recognized in the Company's mortgage servicing rights portfolio.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 8 of 17

Note 4:
------

The composition of the Company's notes payable is as follows:

(Dollars in thousands)

                                                  March 31,    December 31,
Notes Payable                                          1997            1996
                                               ------------    ------------
Senior Notes Payable

Commercial paper at a weighted average
  interest rate of 5.41% (5.54% in 1996). . .    $1,766,460      $1,359,200
Notes payable against bank lines of
  credit and others at a weighted average
  interest rate of 2.28% (2.11% in 1996). . .       163,963         296,881
Current installment of long-term debt due
  within one year at an interest rate of
  7.39% to 7.48% (5.63% to 7.48% in 1996) . .        45,500         245,500
                                                  ---------       ---------
Total senior notes payable within one year. .     1,975,923       1,901,581

Senior notes payable after one year at
  interest rates of 5.63% to 9.25%
  through 2009 (5.63% to 9.25% in 1996) . . .     1,275,000       1,275,000
                                                  ---------       ---------
Total senior notes payable. . . . . . . . . .     3,250,923       3,176,581
                                                  ---------       ---------

Short-term Notes Payable to Affiliates

Notes payable to Pitney Bowes Inc. at a
  weighted average interest rate of 5.42%
  (5.40% in 1996) . . . . . . . . . . . . . .        64,862         139,400
                                                  ---------       ---------

Subordinated Notes Payable

Non-interest bearing notes due
  Pitney Bowes Inc. . . . . . . . . . . . . .       229,154         229,154
                                                  ---------       ---------

Total notes payable . . . . . . . . . . . . .    $3,544,939      $3,545,135
                                                  =========       =========

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 9 of 17

Note 5:
------

In June, 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 "Accounting for Transactions and Servicing of Financial Assets and Extinguishments of Liabilities" for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December, 1996 the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The Company implemented FAS Statement No. 125 on January 1, 1997. This statement may impact the method used to sell finance assets on a prospective basis. As of March 31, 1997 there was no material impact on the financial statements of the company due to the adoption of this statement.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 10 of 17


Item 2.   Management's Narrative Analysis of the Results of Operations
          ------------------------------------------------------------


Results of Operations - first quarter of 1997 compared to first quarter of 1996
-------------------------------------------------------------------------

Finance income in the first quarter of 1997 increased 3.5 percent to $183.4 million compared to $177.3 million in 1996. Finance income for Internal small-ticket financing programs increased 10.4 percent to $82.6 million from $74.9 million primarily due to higher earning asset levels, revenue from new business initiatives such as a revolving credit product called Purchase Power (SM) and higher income from fee-based programs. Finance income for External large-ticket financing programs decreased to $47.9 million from $52.4 million primarily due to lower investment levels and revenue of $4.0 million realized from the sale of $139 million of finance assets in the first quarter of 1996. Finance income related to External small-ticket financing programs decreased to $38.1 million from $38.8 million primarily due to the loss of revenue from the sale of the Custom Vendor Finance (CVF) portfolio in the second quarter of 1996 partly offset by income from higher investment levels and fee-based programs at Colonial Pacific Leasing Corporation (CPLC). Revenue generated from mortgage servicing increased 31.6 percent to $14.8 million in the first quarter of 1997 compared with $11.2 million in the first quarter of 1996, due to a larger mortgage servicing portfolio which supports the Company's fee-based income growth strategy.

Selling, general and administrative (SG&A) expenses increased 5.9 percent to $41.6 million in the first quarter of 1997 compared to $39.3 million in 1996. SG&A expenses for Internal small-ticket financing programs increased to $15.5 million from $14.7 million principally due to investments in new business initiatives and higher sales assistance fees paid to Pitney Bowes. SG&A expenses for External large-ticket financing programs increased 5.7 percent to $5.5 million primarily due to higher administrative related expenses. SG&A expenses for External small-ticket financing programs increased to $15.3 million from $14.9 million principally due to a higher level of marketing fees paid to brokers at CPLC on higher levels of new business. SG&A expenses related to mortgage servicing increased 18.8 percent in 1997 to $5.1 million primarily due to the administration of a larger mortgage servicing portfolio. SG&A expenses related to the Company's residual value insurance operations in 1997 and 1996 were $.2 million.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 11 of 17


Depreciation on operating leases was $4.1 million in the first quarter of 1997 compared to $3.4 million in 1996 due to operating lease dispositions during the first quarter of 1997. Amortization of mortgage servicing rights was $5.7 million in the first quarter of 1997 compared to $4.9 million in 1996 due to a larger mortgage servicing portfolio. Amortization of deferred costs associated with the Company's participation in a partnership transaction was $.7 million and $.6 million for the first quarter of 1997 and 1996, respectively.

The provision for credit losses was $15.1 million for the first quarter of 1997 compared to $16.7 million in 1996. The provision for Internal small-ticket financing programs increased slightly to $8.2 million from $8.0 million primarily due to credit loss provisions on new business initiatives partly offset by favorable portfolio performance. The provision for the External large-ticket financing programs was $.5 million in the first quarter of 1997 compared with $2.0 million in the first quarter of 1996 which included a $1.1 million impact from the sale of finance assets. The provision for External small-ticket financing programs was $6.4 million for the first quarter of 1997 compared to $6.7 million in 1996. The decrease is principally due to the sale of the CVF business in June 1996 and a lower Dictaphone portfolio partly offset by higher investment levels at CPLC.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) increased from 1.88 percent at December 31, 1996 to 1.98 percent at March 31, 1997. PBCC charged $11.4 million and $16.6 million against the allowance for credit losses in the first quarter of 1997 and 1996, respectively.

Interest expense was $49.9 million in the first quarter of 1997 compared with $50.3 million in 1996. The slight decrease reflects lower average borrowings in 1997 partially offset by higher interest rates. The effective interest rate on average borrowings was 6.16 percent for the first quarter of 1997 compared to 6.04 percent for the same period of 1996. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

The effective tax rate for the first quarter of 1997 was 31.8 percent compared with 33.0 percent for the same period of 1996. The decrease is principally due to a higher level of tax-exempt income and a lower effective state tax rate.

The Company's ratio of earnings to fixed charges was 2.32 times for the first quarter of 1997 compared with 2.22 times for the same period of 1996. The increase reflects higher profitability from higher investment and fee-based program levels.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 12 of 17

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility.
PBCC's debt mix was 58 percent short-term and 42 percent long-term at both March 31, 1997 and December 31, 1996. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 51 percent variable-rate and 49 percent fixed-rate at March 31, 1997 and 43 percent variable rate and 57 percent fixed rate at December 31, 1996. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

The Company has $250 million of unissued debt securities available from a shelf registration statement filed with the Securities and Exchange Commission in September 1995. Up to $250 million of medium-term notes may be offered under this registration statement. The $250 million available under this shelf registration statement should meet the Company's financing needs for approximately the next year. The Company also had unused lines of credit and revolving credit facilities totaling $1.5 billion at March 31, 1997, largely supporting its commercial paper borrowings.

Additional financing will be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes, the level of on balance sheet financing activity, financing of any fee-based business initiatives and the refinancing of maturing debt.

The Company continues to develop strategies in support of ongoing debt level and risk management. In line with the previously announced, strategy to concentrate on fee-based transactions rather than asset-based income, the Company expects to continue to reduce the level of External large-ticket investments and related debt levels.

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

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 13 of 17

Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.

Gross finance assets at the end of the first quarter of 1997 increased .3 percent from December 31, 1996. The small increase is principally due to the shift in emphasis from asset-based investments in the External large ticket segment to fee-based transactions and a seasonally lower level of Internal small-ticket financing activity during the quarter relative to portfolio liquidations. This impact is offset by a favorable financing volume relative to portfolio liquidations in the External small-ticket financing programs. External small-ticket gross finance assets at March 31, 1997 were 4.9 percent, or $51.4 million, higher than December 31, 1996. Overall levels of lease receivables are in line with management's expectations.

The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .81 times at March 31, 1997 and .78 times at December 31, 1996.

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

-------------------------------------------------------------------------

The Company wishes to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future), in this Form 10-Q or made by Company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include: the level of business and financial performance of Pitney Bowes, including the impact of changes in postal regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the success of the Company at managing customer credit risk associated collection and asset management efforts.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 14 of 17




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

         (b) No reports on Form 8-K were filed for the three months ended March 31, 1997.

Pitney Bowes Credit Corporation - Form 10-Q
Three Months Ended March 31, 1997
Page 15 of 17





                           SIGNATURE
                           ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                   PITNEY BOWES CREDIT CORPORATION




Date:    May 15, 1997               /s/ G. Kirk Hudson
     --------------------           -----------------------------
                                    G. Kirk Hudson
                                    Vice President - Finance
                                    (Principal Financial and
                                     Accounting Officer)