Form 10-Q
period 1997-06-30
PITNEY BOWES CREDIT CORP
filed 1997-08-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

           o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                         Commission file number 0-13497

                         PITNEY BOWES CREDIT CORPORATION
           Incorporated pursuant to the Laws of the State of Delaware


                               ------------------


       Internal Revenue Service -- Employer Identification No. 06-0946476

                   27 Waterview Drive, Shelton, CT 06484-4361
                                 (203) 922-4000


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

As of July 31, 1997, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

                         PITNEY BOWES CREDIT CORPORATION




Part I -- FINANCIAL INFORMATION

Item 1. -- FINANCIAL STATEMENTS

Consolidated Statements of Income:
Three and Six Months Ended June 30, 1997 and 1996........................      3
Consolidated Balance Sheets:
As of June 30, 1997 and 1996.............................................      4
Consolidated Statements of Cash Flow:
Six Months Ended June 30, 1997 and 1996..................................      5
Notes to Consolidated Financial Statements...............................    6-7

Item 2. -- MANAGEMENT'S NARRATIVE ANALYSIS OF
THE RESULTS OF OPERATIONS AND FINANCIAL
CONDITION................................................................   8-10


Part II -- OTHER INFORMATION

Item 1.-- Legal Proceedings..............................................     11
Item 6.-- Exhibits and report on Form 8-K................................     11
Signature................................................................     12

Exhibit (i) -- Computation of Ratio of Earnings
to Fixed Charges.........................................................     13
Exhibit (ii)-- Financial Data Schedule...................................     14

                         Part I -- FINANCIAL INFORMATION
                         Item 1. -- FINANCIAL STATEMENTS

                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                         Three Months Ended June 30         Six Months Ended June 30
                                                                         --------------------------         ------------------------
                                                                              1997            1996                1997          1996
                                                                              ----            ----                ----          ----
Revenue:
  Finance income...............................................          $ 183,159       $ 179,570           $ 366,553     $ 356,846
  Equipment sales..............................................                  -             421                   -           421
                                                                           -------         -------             -------       -------
    Total revenue..............................................            183,159         179,991             366,553       357,267
                                                                           -------         -------             -------       -------
Expenses:
  Selling, general and administrative..........................             42,140          38,982              83,741        78,264
  Depreciation and amortization................................              9,833          10,186              20,337        19,113
  Cost of equipment sales......................................                  -             283                   -           283
  Provision for credit losses..................................             15,911          13,875              30,966        30,570
  Interest.....................................................             51,098          48,954             100,993        99,269
                                                                           -------         -------             -------       -------
    Total expenses.............................................            118,982         112,280             236,037       227,499
                                                                           -------         -------             -------       -------

Income before income taxes.....................................             64,177          67,711             130,516       129,768
Provision for income taxes.....................................             19,391          22,636              40,492        43,125
                                                                           -------         -------             -------       -------
Net income.....................................................          $  44,786       $  45,075           $  90,024     $  86,643
                                                                           =======         =======             =======       =======
Ratio of earnings to fixed charges.............................              2.25X           2.37X               2.28X         2.30X
                                                                           =======         =======             =======       =======








                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                   June 30,     December 31,
                                                                                     1997           1996
                                                                                  ---------     ------------
Assets:

Cash.......................................................................     $    50,507      $    20,937
                                                                                  ---------        ---------
Investments:
  Finance assets (Note 2)..................................................       4,301,502        4,241,359
  Investment in leveraged leases...........................................         644,690          617,970
  Asset transferred from affiliate.........................................          21,230           32,825
  Investment in operating leases, net of accumulated depreciation..........          76,462           86,634
  Allowance for credit losses..............................................        (105,551)         (98,721)
                                                                                  ---------        ---------
    Net investments........................................................       4,938,333        4,880,067
                                                                                  ---------        ---------

  Mortgage servicing rights, net of accumulated amortization (Note 3)......         192,843          138,146
  Assets held for sale.....................................................         185,850          140,420
  Other assets.............................................................         197,598          167,432
                                                                                  ---------        ---------
     Total assets..........................................................     $ 5,565,131      $ 5,347,002
                                                                                  =========        =========

Liabilities:
  Senior notes payable within one year (Note 4)............................     $ 2,163,457      $ 1,901,581
  Short-term notes payable to affiliates (Note 4)..........................          95,600          139,400
  Accounts payable to affiliates...........................................         181,957          168,558
  Accounts payable and accrued liabilities.................................         198,145          176,657
  Deferred taxes...........................................................         517,766          478,624
  Senior notes payable after one year (Note 4).............................       1,150,000        1,275,000
  Subordinated notes payable (Note 4)......................................         229,154          229,154
                                                                                  ---------        ---------
      Total liabilities....................................................       4,536,079        4,368,974
                                                                                  ---------        ---------
Stockholder's Equity:
  Common stock.............................................................          46,000           46,000
  Capital surplus..........................................................          41,725           41,725
  Retained earnings........................................................         941,327          890,303
                                                                                  ---------        ---------
      Total stockholder's equity...........................................       1,029,052          978,028
                                                                                  ---------        ---------
     Total liabilities and stockholder's equity............................     $ 5,565,131      $ 5,347,002
                                                                                  =========        =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)



                                                                                       Six Months Ended
                                                                                ----------------------------
                                                                                  June 30,          June 30,
                                                                                    1997              1996
                                                                                 ---------         ---------
Operating Activities

Net income.................................................................     $    90,024       $   86,643
Adjustments to reconcile net income to cash provided by
 operating activities:
  Provision for credit losses..............................................          30,966           30,570
  Depreciation and amortization............................................          20,337           19,113
  Cost of equipment sales..................................................               -              283
  Increase in accounts payable to affiliates...............................          13,399            8,907
  Increase in deferred taxes...............................................          39,142           54,564
  Increase (decrease) in accounts payable and accrued liabilities..........          21,488           (6,207)
  Decrease in assets transferred from affiliates...........................          (2,174)          (2,420)
  Other, net...............................................................         (22,361)         (21,671)
                                                                                   ---------        ---------
Net cash provided by operating activities..................................         190,821          169,782
                                                                                   ---------        ---------

Investing Activities
  Investment in net finance assets.........................................        (988,567)        (692,387)
  Investment in operating leases...........................................         (11,807)          (8,927)
  Investment in leveraged leases...........................................         (13,328)               -
  Investment in assets held for sale.......................................        (326,344)        (200,681)
  Cash receipts collected under lease contracts, net of finance
   income recognized.......................................................       1,197,206          806,878
  Investment in mortgage service rights....................................         (64,125)         (22,847)
  Loans and advances to affiliates, net....................................          (1,651)          (3,452)
  Additions to equipment and leasehold improvements........................          (6,711)          (6,065)
                                                                                   ---------        ---------
Net cash used in investing activities......................................        (215,327)        (127,481)
                                                                                   ---------        ---------

Financing Activities
  Increase in short-term debt..............................................         382,376           12,398
  Settlement of long-term debt.............................................        (245,500)               -
  Short-term loans from affiliates.........................................         (43,800)         (19,715)
  Dividends paid to Pitney Bowes, Inc......................................         (39,000)         (35,600)
                                                                                   ---------        ---------
Net cash provided by (used in) financing activities........................          54,076          (42,917)
                                                                                   ---------        ---------

Increase (decrease) in cash................................................          29,570             (616)
Cash at beginning of period................................................          20,937           10,129
                                                                                   ---------        ---------
Cash at end of period......................................................     $    50,507        $   9,513
                                                                                   =========        =========


Interest paid..............................................................     $   113,056       $  101,384
                                                                                   =========        =========

Income taxes refunded, net.................................................     $    (4,744)      $  (35,611)
                                                                                   =========        =========





                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)



Note 1 -- General

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation ("the Company" or "PBCC"), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1997 and 1996 have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



Note 2 --Finance Assets

The composition of the Company's finance assets is as follows:

                                                                                   June 30,     December 31,
           (in thousands of dollars)                                                 1997            1996
                                                                                -----------     ------------
           Gross finance receivables.......................................     $ 4,861,454      $ 4,826,361
           Unguaranteed residual valuation.................................         724,394          700,776
           Initial direct costs deferred...................................          96,433           91,588
           Unearned income.................................................      (1,380,779)      (1,377,366)
                                                                                 ----------       ----------
             Total finance assets..........................................     $ 4,301,502      $ 4,241,359
                                                                                 ==========       ==========


Note 3 -- Mortgage Servicing Rights

  Mortgage servicing rights (MSR) are recorded at the lower of amortized cost or present value of the estimated net servicing income, which does not exceed fair market value and are amortized in proportion to, and over the period of, estimated net servicing income. Fair value is estimated using a discounted cash flow model which incorporates market discount and prepayment rates as well as other assumptions that market participants would use in their estimates of future servicing income and expense. The Company's policy for evaluating MSR for impairment is to stratify the mortgage servicing rights based on the predominant risk characteristics of the underlying loans. Upon evaluation, adjustments to current period operations and the valuation allowance are made if any individual portfolio stratum is deemed impaired. Based on the evaluation performed as of June 30, 1997, no impairment was recognized in the Company's MSR portfolio.

                         PITNEY BOWES CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)
Note 4 -- Notes Payable

The composition of the Company's notes payable is as follows:

                                                                                  June 30,       December 31,
         (in thousands of dollars)                                                  1997              1996
                                                                                 ---------         ---------
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 5.65% (5.54% in 1996)........................     $ 1,733,760      $ 1,359,200
           Notes payable against bank lines of credit and others at a
             weighted average interest rate of 1.98% (2.11% in 1996).......         304,697          296,881
           Current installment of long-term debt due within one year at
             interest rates of 5.84% to 6.25% (5.63% to 7.48% in 1996).....         125,000          245,500
                                                                                  ---------        ---------
           Total senior notes payable within one year......................       2,163,457        1,901,581

           Senior notes payable after one year at interest rates of
             6.06% to 9.25% (5.63% to 9.25% in 1996).......................       1,150,000        1,275,000
                                                                                  ---------        ---------
           Total senior notes payable......................................       3,313,457        3,176,581
                                                                                  ---------        ---------
         Short-term Notes Payable to Affiliates:
           Notes payable to Pitney Bowes Inc. at a weighted
             average interest rate of 5.50% (5.40% in 1996)................          95,600          139,400
                                                                                  ---------        ---------
         Subordinated Notes Payable:
           Non-interest bearing notes due Pitney Bowes Inc.................         229,154          229,154
                                                                                  ---------        ---------

         Total notes payable...............................................     $ 3,638,211      $ 3,545,135
                                                                                  =========        =========



Note 5 -- Other

  On January 1, 1997 the Company adopted Statement of Financial Standards No. 125 "Accounting for Transactions and Servicing of Financial Assets and Extinguishments of Liabilities". This statement may impact the method used to sell finance assets on a prospective basis. As of June 30, 1997 there was no material impact on the financial statements of the Company due to this pronouncement.

                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations

Second Quarter of 1997 Compared to Second Quarter of 1996

   Finance income in the second quarter of 1997 increased 2.0 percent to $183.2 million compared to $179.6 million in 1996. Finance income for internal small-ticket financing programs increased 9.4 percent to $82.6 million from $75.5 million primarily due to higher income from fee and service based programs. Finance income for external large-ticket financing programs decreased to $44.2 million from $46.2 million primarily due to lower investment levels in accordance with the Company's previously announced strategy to shift the foundation of the external financing business from asset-based to fee and service based revenues. Finance income related to external small-ticket financing programs decreased to $39.6 million from $45.1 million primarily due to the sale of the Custom Vendor Finance group ("CVF") during the second quarter of 1996 which resulted in a one time gain of $3.2 million before taxes. Revenue generated from mortgage servicing increased 30.5 percent to $16.7 million in the second quarter of 1997 compared with $12.8 million in the second quarter of 1996, due to a larger mortgage servicing portfolio in keeping with the Company's fee-based income growth strategy.

   Selling, general and administrative (SG&A) expenses increased 7.9 percent to $42.1 million in the second quarter of 1997 compared to $39.0 million in 1996. SG&A for internal small-ticket financing programs increased to $15.8 million from $14.4 million principally due to higher professional fees related to the support of new business initiatives and higher sales assistance fees paid to Pitney Bowes. SG&A for external large-ticket financing programs increased 24.4 percent from $4.5 million in 1996 to $5.6 million in 1997 primarily due to higher corporate personnel and other professional related expenses. SG&A for external small-ticket financing programs remained level at $15.3 million principally due to a higher level of personnel and operating related expenses in support of larger portfolio as well as higher marketing fees paid to brokers at CPLC offset by decreases in Dictaphone/Monarch SG&A expenses as well as decreases in SG&A expenses related to assets transferred from an affiliate. SG&A expenses related to mortgage servicing increased 17.0 percent in 1997 to $5.5 million primarily due to the administration of a larger mortgage servicing portfolio.

  Depreciation on operating leases was $2.3 million in the second quarter of 1997 compared to $3.7 million in 1996 reflecting a decreased operating lease investment balance at June 30, 1997 compared to June 30, 1996. Amortization of mortgage servicing rights was $6.1 million in the second quarter of 1997 compared to $5.9 million in 1996 due to a larger mortgage servicing portfolio. Amortization of deferred costs associated with the Company's participation in a partnership transaction was $0.6 million for the second quarter of both 1997 and 1996.

  The provision for credit losses was $15.9 million for the second quarter of 1997 compared with $13.9 million in 1996. The provision for internal small-ticket financing programs increased to $8.9 million from $7.3 million primarily due to increased provisions for new business initiatives. The provision for external small-ticket financing programs was $6.6 million for the second quarter of 1997 compared to $6.4 million in 1996 primarily due to increased provisions related to higher investment levels at CPLC offset by the Custom Vendor Finance (CVF) business sale in June 1996 and a lower Dictaphone portfolio.

  The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) increased from 1.88 percent at December 31, 1996 to 2.01 percent at June 30, 1997. PBCC charged $13.4 million and $19.7 million against the allowance for credit losses in the second quarter of 1997 and 1996, respectively.

  Interest expense was $51.1 million in the second quarter of 1997 compared with $49.0 million in 1996. The increase reflects higher average borrowings in 1997 coupled with higher interest rates. The effective interest rate on average borrowings was 6.12 percent for the second quarter of 1997 compared to 5.93 percent for the same period of 1996. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations

Second Quarter of 1997 Compared to Second Quarter of 1996 (continued)

  The effective tax rate for the second quarter of 1997 was 30.2 percent compared with 33.4 percent for the same period of 1996. The decrease is principally due to lower tax provisions related to certain external large-ticket transactions as well as a higher level of tax-exempt income.

The Company's ratio of earnings to fixed charges was 2.25 times for the second quarter of 1997 compared with 2.37 times for the same period of 1996. The decrease reflects lower pretax income mainly due to the impact of the CVF sale in the second quarter of 1996 as well as higher effective interest rates in 1997.

First Six Months of 1997 Compared to First Six Months of 1996

  For the first six months of 1997 compared to the same period of 1996, total revenue increased 2.6 percent to $366.6 million, SG&A expenses increased 6.9 percent to $83.7 million, depreciation and amortization including the cost of equipment sales increased 4.6 percent to $20.3 million, provision for credit losses increased 1.3 percent to $31.0 million, interest expense increased 1.7 percent to $101.0 million, provision for income taxes decreased by 6.0 percent to $40.5 million, generating a net income increase of 3.9 percent to $90.0 million.

  Except for the effect of the sale of the CVF finance assets in the second quarter of 1996, the factors that affected the change in each of the above income or expense items were essentially the same as those affecting the second quarter of 1997 versus 1996.


Financial Condition

Liquidity and Capital Resources

  The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility. PBCC's debt mix was 62 and 58 percent short-term and 38 and 42 percent long-term at June 30, 1997 and December 31, 1996, respectively. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 54 percent variable-rate and 46 percent fixed-rate at June 30, 1997 and 43 percent variable-rate and 57 percent fixed-rate at December 31, 1996. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

  The Company has $250 million of unissued debt securities available from a shelf registration statement filed with the Securities and Exchange Commission in September 1995. Up to $250 million of medium-term notes may be offered under this registration statement. The $250 million available under this shelf registration statement should meet the Company's financing needs for the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.5 billion at June 30, 1997, largely supporting its commercial paper borrowings.

The Company continues to actively pursue a strategy of external large-ticket asset sales. In accordance with its previously announced decision, this strategy allows the Company to focus on fee-based transactions rather than asset based income. The Company continues to develop strategies in support of ongoing debt level and risk management.

  Additional financing will continue to be arranged as deemed necessary. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes, the level of on balance sheet financing activity, capitalization of any fee-based business initiatives and the refinancing of maturing debt.

                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Financial Condition

Liquidity and Capital Resources (continued)

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

  Gross finance assets at the end of the second quarter of 1997 increased 1.1 percent from December 31, 1996. The increase is principally due to external small-ticket gross finance assets at June 30, 1997 being 10.5 percent, or $110.6 million, higher than December 31, 1996, partially offset by the shift in emphasis from asset based investments in the external large ticket segment to fee based transactions and a seasonally lower level of internal small-ticket financing activity, during the quarter, relative to portfolio liquidations. Overall levels of lease receivables are in line with management's expectations.

  The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .79 times at June 30, 1997 and .78 times at December 31, 1996.

  The Company will continue to use cash to invest in finance assets with emphasis on internal and external small-ticket leasing transactions and controlled investment in external large-ticket financing programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.





--------------------------------------------------------------------------------
The Company wishes to caution readers that any forward-looking statements contained in this Form 10-Q or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial results and could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company - the level of business and financial performance of Pitney Bowes; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the level of write-offs and the Company's associated collection and asset management efforts.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

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

Item 6 -- Exhibits and Reports on Form 8-K

   a.   Financial Statements - see index on page 2
          Exhibits (numbered in accordance with Item 601 of Regulation S-K)

              Reg S-K                                                              Incorporation
              Exhibits                       Description                            by Reference
             ---------     -------------------------------------------------       ---------------
                (12)       Computation of Ratio of Earnings to Fixed Charges       See Exhibit (i)
                                                                                   on page 13
                (27)       Financial Data Schedule                                 See Exhibit (ii)
                                                                                   on page 14

                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available on request

   b.  Reports on Form 8-K

         No reports on Form 8-K were filed for the first six months of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           PITNEY BOWES CREDIT CORPORATION

                                           By         /s/ G. KIRK HUDSON
                                                    ----------------------
                                                        G. Kirk Hudson
                                                   Vice President - Finance
                                                   (Principal Financial and
                                                      Accounting Officer)
Dated:  August 14, 1997

                                   Exhibit (i)
                Computation of Ratio of Earnings to Fixed Charges





                                       Three Months Ended June 30,          Six Months Ended June 30,
                                       ---------------------------          -------------------------
                                             1997             1996              1997             1996
                                             ----             ----              ----             ----

Income before income taxes..........    $  64,177        $  67,711         $ 130,516        $ 129,768
                                          -------          -------          --------         --------
Fixed charges:
  Interest on debt..................       51,098           48,954           100,993           99,269
  One third rent expense............          380              385               733              797
                                          -------          -------          --------         --------
Total fixed charges.................       51,478           49,339           101,726          100,066
                                          -------          -------          --------         --------

Earnings before fixed charges.......    $ 115,655        $ 117,050         $ 232,242        $ 229,834
                                          =======          =======          ========         ========

Ratio of earnings to
  fixed charges (1).................        2.25X            2.37X             2.28X            2.30X
                                          =======          =======          ========         ========





                                                           Years Ended December 31,
                                        -------------------------------------------------------------
                                             1996         1995         1994         1993         1992
                                             ----         ----         ----         ----         ----


Income before income taxes..........    $ 266,089    $ 231,334    $ 218,913    $ 189,960    $ 185,704
                                          -------      -------     --------     --------      -------
Fixed charges:
  Interest on debt..................      201,543      202,090      151,239      137,372      146,594
  One third rent expense............        1,530        1,519        1,463        1,575        1,491
                                          -------      -------     --------     --------      -------
Total fixed charges.................      203,073      203,609      152,702      138,947      148,085
                                          -------      -------     --------     --------      -------

Earnings before fixed charges.......    $ 469,162    $ 434,943    $ 371,615    $ 328,907    $ 333,789
                                          =======      =======     ========     ========     ========

Ratio of earnings to
  fixed charges (1).................        2.31X        2.14X        2.43X        2.37X        2.25X
                                          =======      =======     ========     ========     ========







(1) The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of interest on debt and one third of rent expense as representative of the interest portion.