Form 10-Q
period 1997-09-30
PITNEY BOWES CREDIT CORP
filed 1997-11-13
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

As of October 31, 1997, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

                                  Page 2 of 14
                         PITNEY BOWES CREDIT CORPORATION




Part I -- FINANCIAL INFORMATION

Item 1. -- FINANCIAL STATEMENTS

Consolidated Statements of Income:
  Three and Nine Months Ended September 30, 1997 and 1996..................... 3
  Consolidated Balance Sheets:
     September 30, 1997 and December 31, 1996................................. 4
  Consolidated Statements of Cash Flow:
     Nine Months Ended September 30, 1997 and 1996............................ 5
  Notes to Consolidated Financial Statements................................ 6-7

Item 2. -- MANAGEMENT'S NARRATIVE ANALYSIS OF
THE RESULTS OF OPERATIONS AND FINANCIAL
CONDITION.................................................................. 8-10


Part II -- OTHER INFORMATION

Item 1.-- Legal Proceedings.................................................. 11
Item 6.-- Exhibits and Reports on Form 8-K................................... 11
Signatures................................................................... 12

Exhibit (i) -- Computation of Ratio of Earnings
to Fixed Charges............................................................. 13
Exhibit (ii)-- Financial Data Schedule....................................... 14

                                  Page 3 of 14
                         Part I -- FINANCIAL INFORMATION
                         Item 1. -- FINANCIAL STATEMENTS

                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                              1997            1996                1997          1996
                                                                              ----            ----                ----          ----
Revenue:
  Finance income...............................................          $ 189,445       $ 191,475           $ 555,998     $ 548,321
  Equipment sales..............................................                  -               -                   -           421
                                                                           -------         -------             -------       -------

    Total revenue..............................................            189,445         191,475             555,998       548,742
                                                                           -------         -------             -------       -------
  Selling, general and administrative..........................             47,902          47,814             131,643       126,078
  Depreciation and amortization................................             11,556          10,563              31,893        29,676
  Cost of equipment sales......................................                  -               -                   -           283
  Provision for credit losses..................................             13,386          17,547              44,352        48,117
  Interest.....................................................             51,172          50,394             152,165       149,663
                                                                           -------         -------             -------       -------
    Total expenses.............................................            124,016         126,318             360,053       353,817
                                                                           -------         -------             -------       -------
Income before income taxes.....................................             65,429          65,157             195,945       194,925
Provision for income taxes.....................................             17,940          21,081              58,432        64,206
                                                                           -------         -------             -------       -------
Net income.....................................................           $ 47,489       $  44,076           $ 137,513     $ 130,719
                                                                           =======         =======             =======       =======
Ratio of earnings to fixed charges.............................              2.27X           2.28X               2.28X         2.29X
                                                                           =======         =======             =======       =======








                 See Notes to Consolidated Financial Statements

                                  Page 4 of 14
                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                              September 30,     December 31,
                                                                                       1997             1996
                                                                                       ----             ----
Assets:

Cash.......................................................................    $     38,458     $     20,937
                                                                                  ---------        ---------
Investments:
  Finance assets (Note 2)..................................................       4,082,219        4,241,359
  Investment in leveraged leases...........................................         662,379          617,970
  Assets transferred from affiliate........................................          17,179           32,825
  Investment in operating leases, net of accumulated depreciation..........          76,120           86,634
  Allowance for credit losses..............................................        (104,413)         (98,721)
                                                                                  ---------        ---------
    Net investments........................................................       4,733,484        4,880,067
                                                                                  ---------        ---------

Mortgage servicing rights, net of accumulated amortization.................         190,788          138,146
Assets held for sale.......................................................         321,371          140,420
Other assets...............................................................         220,105          167,432
                                                                                  ---------        ---------
     Total assets..........................................................    $  5,504,206     $  5,347,002
                                                                                  =========        =========

Liabilities:

Senior notes payable within one year (Note 4)..............................    $  2,169,102     $  1,901,581
Short-term notes payable to affiliates (Note 4)............................               -          139,400
Accounts payable to affiliates.............................................         166,391          168,558
Accounts payable and accrued liabilities...................................         187,307          176,657
Deferred taxes.............................................................         503,878          478,624
Senior notes payable after one year (Note 4)...............................       1,150,000        1,275,000
Subordinated notes payable (Note 4)........................................         270,487          229,154
                                                                                  ---------        ---------
    Total liabilities......................................................       4,447,165        4,368,974
                                                                                  ---------        ---------

Stockholder's Equity:

Common stock...............................................................          46,000           46,000
Capital surplus............................................................          41,725           41,725
Retained earnings..........................................................         969,316          890,303
                                                                                  ---------        ---------
   Total stockholder's equity..............................................       1,057,041          978,028
                                                                                  ---------        ---------
     Total liabilities and stockholder's equity............................    $  5,504,206     $  5,347,002
                                                                                  =========        =========







                 See Notes to Consolidated Financial Statements

                                  Page 5 of 14
                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                                     Nine Months Ended
                                                                              -------------------------------
                                                                              September 30,     September 30,
                                                                                       1997             1996
                                                                                       ----             ----
Operating Activities

Net income.................................................................     $   137,513      $   130,719
Adjustments to reconcile net income to cash provided by
 operating activities:
  Provision for credit losses..............................................          44,352           48,117
  Depreciation and amortization............................................          31,893           29,676
  Cost of equipment sales..................................................               -              283
  (Decrease) increase in accounts payable to affiliates....................          (2,167)           1,372
  Increase in deferred taxes...............................................          25,254           74,104
  Increase (decrease) in accounts payable and accrued liabilities..........          10,650           (7,169)
  Increase in assets transferred from affiliates...........................          (4,475)          (4,559)
  Other, net...............................................................         (34,394)         (29,336)
                                                                                  ---------        ---------
Net cash provided by operating activities..................................         208,626          243,207
                                                                                  ---------        ---------

Investing Activities
  Investment in net finance assets.........................................      (1,491,563)      (1,023,467)
  Investment in operating leases...........................................         (11,807)          (9,027)
  Investment in leveraged leases...........................................         (23,934)               -
  Investment in assets held for sale.......................................        (509,060)        (237,971)
  Cash receipts collected under lease contracts, net of finance
     income recognized.....................................................       1,947,084        1,145,821
  Investment in mortgage service rights....................................         (68,671)         (34,759)
  Loans and advances to affiliates, net....................................         (12,397)          (3,534)
  Additions to equipment and leasehold improvements........................          (6,711)          (9,781)
                                                                                  ---------        ---------
Net cash used in investing activities......................................        (177,059)        (172,718)
                                                                                  ---------        ---------

Financing Activities
  Increase (decrease) in short-term debt, net..............................         388,021         (426,119)
  Settlement of long-term debt.............................................        (245,500)               -
  Proceeds from senior notes...............................................               -          500,000
  Proceeds from subordinated debt..........................................          41,333                -
  Settlement of short-term loans from affiliates...........................        (139,400)         (79,309)
  Dividends paid to Pitney Bowes Inc.......................................         (58,500)         (53,400)
                                                                                  ---------        ---------
Net cash used in financing activities......................................         (14,046)         (58,828)
                                                                                  ---------        ---------

Increase in cash...........................................................          17,521           11,661
Cash at beginning of period................................................          20,937           10,129
                                                                                  ---------        ---------
Cash at end of period......................................................     $    38,458      $    21,790
                                                                                  =========        =========


Interest paid..............................................................     $   150,420      $   153,334
                                                                                  =========        =========

Income taxes refunded, net.................................................     $   (18,155)     $   (34,400)
                                                                                  =========        =========



                 See Notes to Consolidated Financial Statements

                                  Page 6 of 14
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)



Note 1 -- General

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation ("the Company" or "PBCC"), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996 have been included. Operating results for the nine months ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



Note 2 --Finance Assets

The composition of the Company's finance assets is as follows:

                                                                              September 30,     December 31,
           (in thousands of dollars)                                                   1997             1996
                                                                                       ----             ----
           Gross finance receivables.......................................    $  4,667,262     $  4,826,361
           Unguaranteed residual valuation.................................         668,521          700,776
           Initial direct costs deferred...................................          96,767           91,588
           Unearned income.................................................      (1,350,331)      (1,377,366)
                                                                                  ---------        ---------
             Total finance assets..........................................    $  4,082,219     $  4,241,359
                                                                                  =========        =========


Note 3 -- Mortgage Servicing Rights

  Mortgage servicing rights ("MSR") are recorded at the lower of amortized cost or the present value of estimated net servicing income, which does not exceed fair market value and are amortized in proportion to, and over the period of, estimated net servicing income. Fair value is estimated using a discounted cash flow model which incorporates market discount and prepayment rates as well as other assumptions that market participants would use in their estimates of future servicing income and expense. The Company's policy for evaluating MSR for impairment is to stratify the mortgage servicing rights based on the predominant risk characteristics of the underlying loans. Upon evaluation, adjustments to current period operations and the valuation allowance are made if any individual portfolio stratum is deemed impaired. Based on an evaluation performed as of September 30, 1997, no impairment was recognized in the Company's MSR portfolio.

                                  Page 7 of 14
                         PITNEY BOWES CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)
Note 4 -- Notes Payable

The composition of the Company's notes payable is as follows:

                                                                               September 30,    December 31,
         (in thousands of dollars)                                                 1997              1996
                                                                                 ---------         ---------
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 5.68% (5.54% in 1996)........................    $  1,668,102     $  1,359,200
           Notes payable against bank lines of credit and others at a
             weighted average interest rate of 1.66% (2.11% in 1996).......         376,000          296,881
           Current installment of long-term debt due within one year at
             interest rates of 5.84% to 6.25% (5.63% to 7.48% in 1996).....         125,000          245,500
                                                                                  ---------        ---------
           Total senior notes payable due within one year..................       2,169,102        1,901,581

           Senior notes payable due after one year at interest rates of
             6.06% to 9.25% (5.63% to 9.25% in 1996).......................       1,150,000        1,275,000
                                                                                  ---------        ---------
           Total senior notes payable......................................       3,319,102        3,176,581
                                                                                  ---------        ---------
         Short-term Notes Payable to Affiliates:
           Notes payable to Pitney Bowes Inc. at a weighted
             average interest rate of 5.40% in 1996........................               -          139,400

         Subordinated Notes Payable:
           Non-interest bearing notes due Pitney Bowes Inc.................         270,487          229,154
                                                                                  ---------        ---------
         Total notes payable...............................................    $  3,589,589     $  3,545,135
                                                                                  =========        =========



Note 5 -- Other

On August 21, 1997, the Company announced that it had entered into an agreement with GATX Capital Corporation ("GATX Capital"), a subsidiary of GATX Corporation, that will reduce the Company's external large-ticket finance portfolio by approximately $1.2 billion. This represents approximately 50 percent of PBCC's current external large-ticket portfolio. The agreement reflects PBCC's ongoing strategy of focusing on fee- and service-based revenue rather than asset-based income.

Under the terms of the agreement, the Company will transfer external large-ticket finance assets through a sale to GATX Capital and a limited liability company (the "Transfer"). PBCC expects to receive approximately $1 billion in cash through the end of the year and an initial equity interest of $175 million in the limited liability company which will hold the beneficial interest in the assets.

This transaction is subject to a number of conditions to closing, which include certain regulatory approvals. As of September 30, 1997, the Company had received $193 million as part of the transaction, and on November 6, 1997, received ad additional $475 million in proceeds. The remainder of the transaction is expected to close prior to the end of 1997. There is no assurance however, that it will close in a timely manner, or at all.

                                  Page 8 of 14
                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Third Quarter of 1997 Compared to Third Quarter of 1996

   Finance income in the third quarter of 1997 decreased 1.1 percent to $189.4 million compared to $191.5 million in 1996. Finance income for internal small-ticket financing programs increased 6.1 percent to $81.3 million from $76.6 million primarily due to higher income from fee- and service-based programs and a higher earning asset base. Finance income for external large-ticket financing programs decreased to $48.1 million from $49.1 million primarily due to lower external large-ticket investment levels in accordance with the Company's previously announced strategy to shift the foundation of the external financing business from asset- to fee- and service- based revenues. Finance income related to external small-ticket financing programs decreased to $40.5 million from $52.0 million primarily due to the sale of an asset portfolio by Colonial Pacific Leasing Corporation ("CPLC") during the third quarter of 1996. Revenue generated from mortgage servicing increased 41.3 percent to $19.5 million in the third quarter of 1997 compared with $13.8 million in the third quarter of 1996, due to a larger mortgage servicing portfolio in keeping with the Company's fee-based income growth strategy.

Selling, general and administrative ("SG&A") expenses increased 0.2 percent to $47.9 million in the third quarter of 1997 compared to $47.8 million in 1996. SG&A for internal small-ticket financing programs increased to $16.0 million from $14.9 million principally due to higher professional fees and outsourcing expenses related to new business initiatives as well as consulting services in support of strategic initiatives such as improvements to the information technology and customer service departments. SG&A for external large-ticket financing programs includes a charge of approximately $5.0 million for costs and asset valuation related to the Transfer (See Note 5 to Consolidated Financial Statements). Excluding the expenses relating to the Transfer, SG&A for external large-ticket financing programs increased to $6.0 million in 1997 from $5.4 million in 1996 due to higher personnel related expenses. SG&A for external small-ticket financing programs decreased to $15.0 million from $22.8 million principally due to fees related to the CPLC asset sale during the third quarter of 1996. SG&A expenses related to mortgage servicing increased 25.5 percent to $5.9 million in 1997 from $4.7 million in 1996 primarily due to the administration of a larger mortgage servicing portfolio.

  Depreciation on operating leases was $2.7 million in the third quarter of 1997 compared to $3.4 million in 1996 reflecting a lower operating lease investment balance at September 30, 1997 compared to September 30, 1996. Amortization of mortgage servicing rights was $8.2 million in the third quarter of 1997 compared to $6.4 million in 1996 due to a larger mortgage servicing portfolio. Amortization of deferred costs associated with the Company's participation in a partnership transaction was $0.6 million for the third quarters of both 1997 and 1996.

  The provision for credit losses was $13.4 million for the third quarter of 1997 compared with $17.5 million in 1996. The provision for internal small-ticket financing programs decreased to $6.7 million from $7.1 million primarily due to lower reserve requirements offset by increased provisions for new business initiatives. The provision for external small-ticket financing programs was $6.8 million for the third quarter of 1997 compared to $10.6 million in 1996 primarily due to an accelerated provision made in connection with the sale of CPLC finance assets in the third quarter of 1996. The provision for external large-ticket financing programs was a credit of $.1 million in the third quarter of 1997 compared with a credit of $.2 million in the third quarter of 1996, reflecting favorable reserve adjustments in both 1997 and 1996 based on management's current evaluation of expected losses.

  The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) increased from 1.88 percent at December 31, 1996 to 2.10 percent at September 30, 1997. PBCC charged $38.7 million and $54.2 million against the allowance for credit losses through the third quarter of 1997 and 1996, respectively.

                                  Page 9 of 14
                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations

Third Quarter of 1997 Compared to Third Quarter of 1996 (continued)

  Interest expense was $51.2 million in the third quarter of 1997 compared with $50.4 million in 1996. The increase reflects higher average borrowings in 1997 combined with slightly higher interest rates. The effective interest rate on average borrowings was 6.05 percent for the third quarter of 1997 compared to
5.99 percent for the same period of 1996. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

  The effective tax rate for the third quarter of 1997 was 27.4 percent compared with 32.4 percent for the same period of 1996. The decrease is principally due to lower state tax provisions related to certain external large-ticket transactions as well as a higher level of tax-exempt income.

The Company's ratio of earnings to fixed charges was 2.27 times for the third quarter of 1997 compared with 2.28 times for the same period of 1996. The slight decrease is mainly due to higher interest expense in 1997.

First Nine Months of 1997 Compared to First Nine Months of 1996

  For the first nine months of 1997 compared to the same period of 1996, total revenue increased 1.3 percent to $556.0 million, SG&A expenses increased 4.4 percent to $131.6 million, depreciation and amortization including the cost of equipment sales increased 6.5 percent to $31.9 million, provision for credit losses decreased 7.8 percent to $44.4 million, interest expense increased 1.7 percent to $152.2 million, provision for income taxes decreased by 9.0 percent to $58.4 million, generating a net income increase of 5.2 percent to $137.5 million.

The variances noted in the paragraph above include certain non-recurring transactions which affect the comparability of results between periods. These include the sale of external small-ticket finance assets during the third quarter of 1996 and the sale of the Custom Vendor Finance finance asset portfolio during the second quarter of 1996 and the charge of approximately $5.0 million related to the Transfer.

  Except for these non-recurring transactions, the factors that affected the change in each of the above income or expense items were essentially the same as those affecting the third quarter of 1997 versus 1996.


Financial Condition

Liquidity and Capital Resources

  The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 60 and 58 percent short-term and 40 and 42 percent long-term at September 30, 1997 and December 31, 1996, respectively. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 52 percent variable-rate and 48 percent fixed-rate at September 30, 1997 and 43 percent variable-rate and 57 percent fixed-rate at December 31, 1996. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

  The Company has $250 million of unissued debt securities available from a shelf registration statement filed with the Securities and Exchange Commission in September 1995. Up to $250 million of medium-term notes may be offered under this registration statement. The $250 million available under this shelf registration statement should meet the Company's financing needs for the next two years. The Company also had unused lines of credit and revolving credit facilities totaling $1.6 billion at September 30, 1997, largely supporting its commercial paper borrowings.

                                  Page 10 of 14
                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources (continued)

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company also entered into an interest rate swap to manage interest rate risk on a portion of the transaction with GATX Capital (See Note 5 to Consolidated Financial Statements). The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal.

  Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.

  Gross finance assets at the end of the third quarter of 1997 decreased 3.5 percent from December 31, 1996. The decrease is principally due to the shift in emphasis from asset-based investments in the external large-ticket segment to fee-based transactions. Overall levels of lease receivables are in line with management's expectations.

The Company continues to actively pursue a strategy of external large-ticket asset sales, thereby allowing the Company to focus on fee- and service-based revenue rather than asset-based income. In keeping with this strategy, the Company has entered into an agreement with GATX Capital that will reduce the Company's external large-ticket finance portfolio by approximately $1.2 billion. This represents approximately 50 percent of PBCC's current external large-ticket portfolio. (See Note 5 to Consolidated Financial Statements).

  The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .85 times at September 30, 1997 and
 .78 times at December 31, 1996.

  The Company will continue to use cash to invest in finance assets with emphasis on internal and external small-ticket leasing transactions and controlled investment in external large-ticket financing programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of external financing activity, capital requirements for new business initiatives, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities. While the Company expects that market acceptance of its short-and long-term debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

--------------------------------------------------------------------------------
The Company wishes to caution readers that any forward-looking statements contained in this Form 10-Q or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial results and could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company - the level of business and financial performance of Pitney Bowes Inc; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the level of write-offs and the Company's associated collection and asset management efforts.

                                  Page 11 of 14
                           PART II - OTHER INFORMATION

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

Item 6 -- Exhibits and Reports on Form 8-K

   a.   Financial Statements - see index on page 2
          Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         Reg S-K                                                            Incorporation
         Exhibits                   Description                              by Reference
        ---------     -------------------------------------------------    ---------------
           (12)       Computation of Ratio of Earnings to Fixed Charges     See Exhibit (i)
                                                                              on page 13
           (27)       Financial Data Schedule                               See Exhibit (ii)
                                                                              on page 14

                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available on request.

   b.  Reports on Form 8-K

                The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1997.

                Form 8-K dated August 21, 1997. This Form 8-K reported information under Item 2(Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).

                                  Page 12 of 14
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           PITNEY BOWES CREDIT CORPORATION

                                           By         /s/ G. KIRK HUDSON
                                                    ----------------------
                                                        G. Kirk Hudson
                                                   Vice President - Finance
                                                   (Principal Financial and
                                                      Accounting Officer)
Dated:  November 13, 1997

                                  Page 13 of 14
                                   Exhibit (i)
                Computation of Ratio of Earnings to Fixed Charges

                            (in thousands of dollars)



                                             Three Months Ended                       Nine Months Ended
                                                 September 30,                           September 30,
                                            ----------------------                ------------------------
                                             1997             1996                 1997               1996
                                             ----             ----                 ----               ----

Income before income taxes..........    $  65,429         $  65,157          $  195,945         $  194,925
                                           ------           -------            --------            -------


Fixed charges:
  Interest on debt..................       51,172            50,394             152,165            149,663
  One-third of rent expense.........          511               393               1,244              1,190
                                          -------           -------            --------            -------
Total fixed charges.................       51,683            50,787             153,409            150,853
                                          -------           -------            --------            -------

Earnings before fixed charges.......   $  117,112        $  115,944          $  349,354         $  345,778
                                          =======           =======            ========            =======

Ratio of earnings to
  fixed charges (1).................        2.27X             2.28X               2.28X              2.29X
                                          =======           =======            ========           ========




                                                           Years Ended December 31,
                                        -------------------------------------------------------------
                                             1996         1995         1994         1993         1992
                                             ----         ----         ----         ----         ----


Income before income taxes..........    $ 266,089    $ 231,334    $ 218,913    $ 189,960    $ 185,704
                                          -------      -------     --------     --------      -------
Fixed charges:
  Interest on debt..................      201,543      202,090      151,239      137,372      146,594
  One-third of rent expense.........        1,530        1,519        1,463        1,575        1,491
                                          -------      -------     --------     --------      -------
Total fixed charges.................      203,073      203,609      152,702      138,947      148,085
                                          -------      -------     --------     --------      -------

Earnings before fixed charges.......    $ 469,162    $ 434,943    $ 371,615    $ 328,907    $ 333,789
                                          =======      =======     ========     ========      =======

Ratio of earnings to
  fixed charges (1).................        2.31X        2.14X        2.43X        2.37X        2.25X
                                          =======      =======     ========     ========      =======






(1) The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of interest on debt and one-third of rent expense as representative of the interest portion.