Form 10-K
period 1997-12-31
PITNEY BOWES CREDIT CORP
filed 1998-03-30
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                               ------------------


                                    FORM 10-K

                               ------------------


             x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1997

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


                               ------------------


          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock, No Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 27, 1998: None

As of March 27, 1998, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

                         PITNEY BOWES CREDIT CORPORATION




Part I

Item 1.-- Business............................................................ 3
Item 2.-- Properties.......................................................... 7
Item 3.-- Legal proceedings................................................... 7
Item 4.-- Submission of matters to a vote of security holders................. 7

Part II

Item 5.-- Market for the registrant's common equity and related stockholder matters................................................. 7
Item 6.-- Selected financial data............................................. 8
Item 7.-- Management's discussion and analysis of financial
          condition and results of operations................................. 9
Item 8.-- Financial statements and supplementary data........................ 14
Item 9.-- Changes in and disagreements with accountants on
          accounting and financial disclosure................................ 34

Part III

Item 10.-- Directors and executive officers of the registrant................ 34
Item 11.-- Executive compensation............................................ 34
Item 12.-- Security ownership of certain beneficial owners and management ........................................................34
Item 13.-- Certain relationships and related transactions.................... 34

Part IV

Item 14.-- Exhibits, financial statements and reports on Form 8-K............ 35
Index to exhibits............................................................ 36
Signatures................................................................... 37

                                    Page - 3
                         PITNEY BOWES CREDIT CORPORATION

                                     PART I
                               ITEM 1. -- BUSINESS

GENERAL

Pitney Bowes Credit Corporation (the "Company" or "PBCC") operates primarily in the United States and is a wholly-owned subsidiary of Pitney Bowes Inc. ("PBI" or "Pitney Bowes"). The Company is principally engaged in the business of providing lease financing for PBI products as well as other financial services in the commercial and industrial, and mortgage servicing markets.

The Internal Financing Division of PBCC provides marketing support to PBI. Equipment leased or financed for these Internal Division programs include mailing, paper handling and shipping equipment, scales, copiers, and facsimile units. The transaction size for this equipment generally ranges from $500 to $500,000, although historically most transactions have occurred in the $1,000 to $10,000 range, with lease terms generally from 36 to 60 months. As part of the Company's focus on new business initiatives, the Company launched in August, 1996, a revolving credit product called Purchase Power(SM) This product allows Pitney Bowes customers to finance postage as well as mailing, copier and facsimile supplies. The Company earns income on balances from customers who elect to use this credit facility.

PBCC's Capital Services Division (formally the External Financing Division) operates in the commercial and industrial market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. Sales of lease transactions are part of the Company's ongoing strategy to shift the foundation of the external large-ticket financing business from asset-based to service-based revenues. During 1997, the Company reduced external large-ticket finance assets by approximately $1 billion, which represents approximately 50% of the portfolio balance before the reductions. (See Note 2 to CONSOLIDATED FINANCIAL STATEMENTS.) Products financed through the Capital Services large-ticket financing programs include both commercial and non-commercial aircraft, over-the-road trucks and trailers, railcars and locomotives, and high-technology equipment such as data processing and communications equipment. Transaction sizes (other than aircraft leases) range from $50,000 to several million dollars, with lease terms generally from 36 to 180 months. Aircraft transaction sizes range from $1 million to $27 million for non-commercial aircraft and up to $43 million for commercial aircraft. Lease terms are generally from three to 12 years for non-commercial aircraft and from 12 to 25 years for commercial aircraft. The Company has also participated in seven commercial aircraft leveraged lease transactions with a net investment of $293.5 million at December 31, 1997. The Company's Capital Services Division also participates, on a select basis, in certain other types of financial transactions including: sales of lease transactions, senior secured loans in connection with acquisition, leveraged buyout and recapitalization financings, and certain project financings.

PBCC's Capital Services Division is also responsible for managing Pitney Bowes Real Estate Financing Corporation ("PREFCO"), a wholly-owned subsidiary of PBCC providing lease financing for commercial real estate properties. Both PBCC and Pitney Bowes have provided capital for PREFCO's investments.

Colonial Pacific Leasing Corporation ("CPLC"), a wholly-owned subsidiary of PBCC, located in Portland, Oregon, operates in the small-ticket external market. CPLC provides lease financing services to small- and medium-sized businesses throughout the United States, marketing exclusively through a nationwide network of brokers and independent lessors. Transaction sizes range from $2,000 to $1 million, with lease terms generally from 24 to 72 months.

CPLC, and equipment financed for former PBI subsidiaries Dictaphone and Monarch, and the Customer Vendor Finance ("CVF") operations which PBCC sold in 1996, are reported as "external small-ticket programs" in this Annual Report. Prior to January 1, 1996, Dictaphone and Monarch had been reported as part of the Company's internal small-ticket financing programs.

Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly-owned subsidiary of PBCC, located in Jacksonville, Florida, specializes in servicing residential first mortgages for a fee. AMIC does not generally hold or assume the credit risk on mortgages it services. In return for a servicing fee, AMIC provides billing services and collects principal, interest and tax and insurance escrow payments for mortgage investors such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and private investors.

Financial Structures Limited ("FSL"), located in Bermuda, is a wholly-owned and independent subsidiary of PBCC. FSL, together with its subsidiary Financial Structures Insurance Company, provide residual value insurance to unaffiliated third parties, including manufacturers, financial institutions and leasing companies involved in financing transactions. Residual risk is mitigated by diversification of the portfolios by both asset type and maturity date.

                                    Page - 4

Substantially all lease financing is done through full payout leases or security agreements whereby PBCC recovers its costs plus a return on investment over the initial, noncancelable term of the contract. The Company has also entered into a limited amount of syndicated, leveraged and operating lease structures.

The Company's gross finance assets (contracts receivable plus estimated residual values) outstanding for the internal and external financing programs at December 31, 1993 through 1997 are presented in ITEM 6 SELECTED FINANCIAL DATA. Total Company gross finance assets at December 31, 1997 were $4.4 billion of which approximately 42 percent were related to mailing, paper handling and shipping products, nine percent to commercial aircraft, four percent to railcars, eight percent to copier and office equipment, nine percent to both data processing equipment and manufacturing products and three percent to over-the-road trucks and trailers. Total gross finance contracts acquired amounted to $1.9 billion in both 1997 and 1996. External large-ticket programs accounted for 15 percent of gross finance contracts acquired in 1997 compared to 17 percent in 1996.

As of December 31, 1997, PBCC had approximately 682,000 active accounts compared with 648,000 active accounts at December 31, 1996.

At December 31, 1997,  PBCC's largest customer  accounted for $87.1 million,  or
2.2 percent of gross finance receivables, and the Company's ten largest customers accounted for $439.0 million in gross finance receivables, or 11.2 percent of the receivable portfolio.

CREDIT EXPERIENCE

The percentage of receivables over 30 days delinquent was 3.7 percent at December 31, 1997 compared to 2.9 percent at December 31, 1996 and 2.3 percent at December 31, 1995. Total Company delinquency at December 31, 1997 increased over the prior year mainly due to an increased number of bankruptcies in the external small-ticket portfolio.

CREDIT POLICIES

PBCC's management and Board of Directors establish credit approval limits at regional, divisional, subsidiary and corporate levels based on the credit quality of the customer and the type of equipment financed. The Company and PBI have established an Automatic Approval Program ("AAP") for certain products within the Internal Financing Division. The AAP dictates the criteria under which PBCC will accept a customer without performing the Company's usual credit investigation. The AAP considers criteria such as maximum equipment cost, a customer's time in business and current payment experience with PBCC.

PBCC bases credit decisions primarily on a customer's financial strength. However, with the Company's External Financing Division programs, collateral values may also be considered.

LOSS EXPERIENCE

PBCC has charged against the allowance for credit losses $60.5 million, $69.2 million and $52.5 million in 1997, 1996 and 1995, respectively. The decrease in write-offs in 1997 was primarily due to lower write-offs related to assets originated by the Company's German affiliate, which totaled $0.7 million in recoveries in 1997, versus write-offs of $20.9 million in 1996 and $14.2 million in 1995. This was offset by write-offs at CPLC of $33.4 million in 1997, $23.4 million in 1996 and $13.0 million in 1995. Excluding the losses related to assets purchased from the Company's German affiliate, losses as a percentage of average net lease receivables were 1.24 percent for 1997 and .94 and .81 percent for 1996 and 1995, respectively. For further information see Notes 5 and 7 to the Company's CONSOLIDATED FINANCIAL STATEMENTS.


RELATIONSHIP WITH PITNEY BOWES INC.

PBCC is PBI's domestic finance subsidiary and provides the largest financing support of PBI's business equipment, business services and commercial and industrial segments. Approximately 13 percent of PBI's consolidated revenue in 1997, 1996 and 1995 resulted from equipment sales made to PBCC for lease to third parties.

Business relationships between PBCC and PBI are defined by several agreements including an Operating Agreement, Finance Agreement and Tax Sharing Agreement.

                                    Page - 5

Operating  Agreement
An  operating  agreement  with  PBI was  initiated  on  March  3,  1977  and was subsequently amended. This agreement was terminated in its entirety and superseded with the successor agreement on November 6, 1996 as the First Amended and Restated Operating Agreement ("Operating Agreement"). The Operating Agreement can be modified or canceled on a prospective basis by either party upon 90 days prior written notice. PBI and PBCC have entered into detailed written operating procedures ("Operating Procedures") which govern among other things: the terms and prices of equipment purchases by PBCC for lease to third parties; computation and payment of fees for referrals and services provided by PBI sales personnel; the AAP for PBI equipment; buyback allowances; and the handling of contract terminations, cancellations, trade-ups and trade-ins.

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

In connection with the buyback provision of the Operating Procedures, PBCC has the option to request a buyback from PBI for non-copier equipment subject to a lease which is terminated or canceled, provided the equipment is available for repossession. Following such buyback, PBI is responsible for the repossession and disposition of equipment. The buyback provision sets forth a stipulated amount that is payable by PBI to PBCC for certain terminated leases; such amount is calculated on the basis of a declining percentage, based upon the passage of time, of the original total invoice value to PBCC. The difference between the buyback amount received from PBI and the remaining value of the lease usually results in a loss that is charged against PBCC's allowance for credit losses.

The Pitney Bowes Copier Division does not remanufacture used copier equipment; therefore copier equipment is excluded from the buyback arrangement described above. There is no AAP for copier equipment. All copier equipment lease transactions are subject to the Company's standard credit review investigation.

In 1994, Pitney Bowes announced that it had refined its strategic focus to capitalize on its strengths and competitive position by concentrating its energies and resources on products and services which facilitate the preparation, organization, movement, delivery, tracking, storage and retrieval of documents, packages, letters and other materials, in hard copy and digital form for its customers. As a result, it sold its Dictaphone and Monarch subsidiaries in June 1995 and August 1995, respectively. For the purpose of this Annual Report, Dictaphone and Monarch are included as part of the internal small-ticket financing program results prior to December 31, 1995 and are classified as part of the external small-ticket financing programs for 1996 and thereafter. In connection with this change in PBI's business focus, Dictaphone paid PBCC $11.2 million in January 1995 to terminate its obligations under the buyback agreement. Under modified operating agreements, PBCC continues to provide uninterrupted financing programs to both Dictaphone and Monarch.

Finance  Agreement
Pursuant to the Amended and Restated Finance Agreement (the "Finance Agreement") dated June 12, 1995, between PBI and PBCC, PBI has agreed to retain, directly or indirectly, ownership of the majority of the outstanding shares of capital stock of the Company having voting power in the election of directors, to make payments, if necessary, to enable the Company to maintain a ratio of income available for fixed charges as defined to such fixed charges of 1.25 to 1 as of the end of each fiscal quarter, and to provide or cause to be provided funds sufficient to make timely payment of any principal, interest or premium in respect of any of the Company's indebtedness for borrowed money that has the benefit of the Finance Agreement if the Company is unable to make such payment.

Under the terms of the Finance Agreement and the Indenture dated as of November 1, 1995, between the Company and Chemical Bank, as Trustee (the "1995 Indenture"), the Finance Agreement may not be amended, in any material respect, or terminated while the Company has any series of debt securities issued under the 1995 Indenture or any series of other debt outstanding that is, by its express terms, entitled to the provisions of the Finance Agreement unless at least two nationally recognized statistical rating agencies that have been rating such series of debt, confirm that their ratings for such series of debt will not be downgraded as a result or the holders of at least a majority of the outstanding principal amount of such series of debt have consented in writing.

Under the Indenture dated as of May 1, 1985 (together with all Supplemental Indentures as noted in Part IV Item 14(a) 3, the Indenture), between PBCC and the trustee (Sun Trust Bank effective December 16, 1996 replacing Bankers Trust Company), as Trustee (the "Trustee"), PBCC agreed it would not waive compliance with, or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the Indenture. In addition, PBI has entered into a Letter Agreement with the Trustee pursuant to which it agreed, among other things, that it would not default under the Finance Agreement nor terminate the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities issued under the Indenture.

Tax  Sharing  Agreement
The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. Under the Tax Sharing Agreement, dated April 1, 1977, between the Company and Pitney Bowes (the "Tax Sharing Agreement"), the Company makes payment to Pitney Bowes for its share of consolidated income taxes, or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. The Tax Sharing Agreement can be canceled by either PBI or PBCC upon twelve months written notice.

                                    Page - 6

Real  Estate  Transactions
When the Company entered into real estate lease financing, PBI agreed to make capital contributions up to a maximum of $15.0 million to provide a portion of the financing for such transactions, of which $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue to make capital contributions. There have been no capital contributions received since 1993.

PITNEY BOWES INC.

PBI, a Delaware corporation organized in 1920, is listed on the New York Stock Exchange. Headquartered in Stamford, Connecticut, PBI employs approximately 29,900 people throughout the United States, Europe, Canada, Australia and other countries. PBI operates within three industry segments: business equipment, business services and commercial and industrial financing.

The business equipment segment consists of four product, supplies and service classes: mailing, copier systems, facsimile systems and related financing. The products are sold, rented or financed by PBI, while supplies and services are sold. In accordance with postal regulations, postage meters may not be sold in the United States; they are rented to users and therefore are not subject to lease by PBCC. The financial services operations provide global lease financing for PBI's products.

The business services segment consists of facilities management and mortgage servicing. Facilities management services are provided for a variety of business support and processing functions. Mortgage servicing is administered by AMIC.

The commercial and industrial financing segment, which is shifting its strategic focus to fee-based financial services, provides large-ticket financing programs covering a broad range of products and other financial services to the commercial and industrial markets in the United States. It also provides small-ticket lease financing services to small- and medium-sized businesses throughout the United States through a nationwide network of brokers and independent lessors.

At December 31, 1997, PBI and its consolidated subsidiaries had total assets of $7.9 billion and stockholders' equity of $1.9 billion. For the year ended December 31, 1997, PBI's consolidated revenue and net income were $4.1 billion and $526.0 million, respectively, compared with $3.9 billion and $469.4 million for 1996.

COMPETITION AND REGULATION

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

                                    Page - 7
FUNDING POLICY

PBCC's borrowing strategy is to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements ("interest rate swaps") to control its sensitivity to interest rate volatility. The Company utilizes interest rate swaps when it considers the economic benefits to be favorable. Interest rate swaps have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap. (See ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information regarding market risk.) The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit and by private and public offerings of intermediate- or long-term debt securities. The Company may also issue debt securities having maturities ranging from nine months to 30 years through a medium-term note program.

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


EMPLOYEE RELATIONS

At December 31, 1997, there were 1,079 individuals employed by the Company and its subsidiaries. Employee relations are considered to be highly satisfactory. Management follows the policy of keeping employees informed of its decisions, and encourages and implements suggestions whenever practicable.



                              ITEM 2. -- PROPERTIES

PBCC's executive and administrative offices are located in Shelton, Connecticut, which it leases from its parent, PBI. The lease term is for 15 years, cancelable upon mutual agreement. Except for its executive offices, all of the Company's remaining office space is occupied under operating leases with original terms ranging from one to ten years. PBCC has three regional offices located throughout the United States and seven district sales offices located in or near major metropolitan areas. Colonial Pacific Leasing Corporation's executive and administrative offices are located in Portland, Oregon. Atlantic Mortgage & Investment Corporation's executive and administrative offices are located in Jacksonville, Florida.


                          ITEM 3. -- LEGAL PROCEEDINGS

From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under vendor, insurance or other contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial condition or results of operations.


         ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I.




                                     PART II

            ITEM 5. -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

All of the Company's common stock is owned by Pitney Bowes Inc. Accordingly, there is no public trading market for the Company's common stock. The Board of Directors declared and the Company paid dividends to PBI in amounts totaling $78.0 million in 1997, $71.2 million in 1996 and $62.0 million in 1995. The Company intends to continue to pay dividends to PBI in 1998.

                                    Page - 8
                         PITNEY BOWES CREDIT CORPORATION
                       ITEM 6. -- SELECTED FINANCIAL DATA

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed financial statements and related notes thereto included under Item 8 of this report.



       (Dollars in thousands)                                                           December 31
                                                         ------------------------------------------------------------------------

       For the Year                                             1997           1996           1995           1994            1993
       ------------                                             ----           ----           ----           ----            ----
       Gross finance contracts acquired.............     $ 1,879,084    $ 1,908,105    $ 2,158,549    $ 1,627,974     $ 1,405,516
                                                            ========       ========       ========       ========        ========

       Finance income...............................     $   778,610    $   745,998    $   673,014    $   560,216     $   513,454
       Equipment sales..............................               -         26,666          2,687         45,747               -
       Selling, general and administrative expenses.         183,292        175,235        149,483        113,453          99,332
       Depreciation and amortization................          42,648         40,447         32,031         26,497          16,545
       Cost of equipment sales......................               -         22,821          2,214         43,039               -
       Provision for credit losses..................          78,320         66,529         58,549         56,133          70,245
       Interest expense.............................         197,234        201,543        202,090        151,239         137,372
       Nonrecurring items, net......................               -              -              -         (3,311)              -
                                                            --------       --------       --------       --------        --------
       Income before income taxes...................         277,116        266,089        231,334        218,913         189,960
       Provision for income taxes...................          82,283         86,855         72,678         71,820          66,475
                                                            --------       --------       --------       --------        --------
       Income before effect of accounting changes...         194,833        179,234        158,656        147,093         123,485
       Effect of accounting changes (1).............               -              -              -         (2,820)              -
                                                            --------       --------       --------       --------        --------
       Net income...................................     $   194,833    $   179,234    $   158,656    $   144,273     $   123,485
                                                            ========       ========       ========       ========        ========
       Ratio of earnings to fixed charges (2).......           2.39X          2.31X          2.14X          2.43X           2.37X

       At Year End
       Gross finance assets
       Internal small-ticket programs...............     $ 2,222,735    $ 2,039,567    $ 1,872,593    $ 1,697,890     $ 1,497,678
       External large-ticket programs...............       1,072,695      2,433,450      2,574,338      2,485,419       2,415,370
       External small-ticket programs...............       1,077,292      1,054,120      1,003,702        746,689         670,771
                                                            --------       --------       --------       --------        --------
       Total gross finance assets...................       4,372,722      5,527,137      5,450,633      4,929,998       4,583,819
       Unearned income..............................        (909,280)    (1,285,778)    (1,333,280)    (1,234,928)     (1,173,297)
                                                            --------       --------       --------       --------        --------
       Finance assets...............................     $ 3,463,442    $ 4,241,359    $ 4,117,353    $ 3,695,070     $ 3,410,522
                                                            ========       ========       ========       ========        ========

       Investment in leveraged leases...............     $   667,779    $   617,970    $   562,500    $   478,650     $   298,914
                                                            ========       ========       ========       ========        ========

       Investment in operating leases, net..........     $    32,112    $    86,634    $   114,587    $    95,684     $    63,899
                                                            ========       ========       ========       ========        ========

       Allowance for credit losses..................     $  (116,588)   $   (98,721)   $  (101,355)   $   (95,271)    $   (98,311)
                                                            ========       ========       ========       ========        ========

       Total assets.................................     $ 5,328,340    $ 5,347,002    $ 5,057,874    $ 4,451,837     $ 3,931,462
                                                            ========       ========       ========       ========        ========
       Senior notes payable
       Within one year..............................     $ 1,970,110    $ 1,901,581    $ 2,122,880    $ 2,075,591     $ 1,735,607
       After one year...............................       1,050,000      1,275,000      1,020,500        745,500         775,295
                                                            --------       --------       --------       --------        --------
       Total senior notes payable...................     $ 3,020,110    $ 3,176,581    $ 3,143,380    $ 2,821,091     $ 2,510,902
                                                            ========       ========       ========       ========        ========

       Short-term notes payable to affiliates.......     $         -    $   139,400    $   149,709    $         -     $         -
                                                            ========       ========       ========       ========        ========

       Subordinated notes payable...................     $   270,487    $   229,154    $   170,857    $   133,735     $   108,834
                                                            ========       ========       ========       ========        ========

       Stockholder's equity.........................     $ 1,094,861    $   978,028    $   869,994    $   773,338     $   671,065
                                                            ========       ========       ========       ========        ========

       Debt to equity...............................          3.01:1         3.62:1         3.98:1         3.82:1          3.90:1

(1) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits."
(2) In computing the ratio of earnings to fixed charges, earnings have been calculated by adding to earnings before income taxes the amount of fixed charges. Fixed charges consist of interest on debt and a portion of net rental expense deemed to represent interest.

                                    Page - 9
                         PITNEY BOWES CREDIT CORPORATION
     ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EVENTS IMPACTING COMPARABILITY

On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

The Company's finance income increased 4.4 percent to $778.6 million in 1997 compared with $746.0 million in 1996, which was up 10.8 percent from 1995. Finance income for internal small-ticket financing programs increased 7.7 percent to $331.8 million in 1997 compared with $308.1 million in 1996, which was up 2.5 percent from 1995. These increases are primarily due to higher investment levels for the mailing and copier portfolios and higher income from fee-based programs, partially offset in 1996 by the transfer of the Dictaphone and Monarch portfolios to external small-ticket financing programs subsequent to the sale of these entities by Pitney Bowes in 1995. Finance income for external large-ticket financing programs decreased 8.3 percent to $183.1 million in 1997 compared with $199.7 million in 1996, which was up 1.9 percent from 1995. The decrease in 1997 is due to substantially lower investment levels from the transfer of finance assets totaling approximately $1.0 billion during 1997 (See
Note 2 to CONSOLIDATED FINANCIAL STATEMENTS.), partly offset by higher revenue from income- and fee-based programs. The 1996 increase resulted from higher income from fee-based programs and the sale of $139 million of finance assets, largely offset by lower investment levels. Both 1997 and 1996 growth rates were affected by lower lease rates on new business. Finance income for external small-ticket financing programs increased 2.9 percent to $190.5 million in 1997 compared with $185.2 million in 1996, which was up 32.9 percent from 1995. These revenues include gains on asset sales of $25.7 million, $24.5 million and $18.8 million in 1997, 1996 and 1995, respectively. These revenues also include $9.9 million in 1997 and $14.3 million in 1996 from the Dictaphone and Monarch portfolios. Aside from these effects, revenues increased in both 1997 and 1996 due to higher new lease volume and higher income from fee-based programs. Revenue generated from mortgage servicing increased 38.2 percent to $73.2 million in 1997 compared with $53.0 million in 1996, which was up 42.7 percent from 1995. The increases for the current and prior year are due to a growing mortgage servicing portfolio and is consistent with the Company's strategy to increase its fee-based programs.

The Company had no equipment sales in 1997 compared to $26.7 million in 1996 and $2.7 million in 1995. The book value of such equipment sold was $22.8 million in 1996 and $2.2 million in 1995.

Selling, general and administrative ("SG&A") expenses increased 4.6 percent to $183.3 million in 1997 compared with $175.2 million in 1996, which was up 17.2 percent from 1995. SG&A expenses for internal small-ticket financing programs increased 7.8 percent to $65.2 million in 1997 compared to $60.4 million in 1996, which was 7.7 percent above 1995. These increases are principally due to higher personnel, professional and other startup expenses related to new business and strategic initiatives. SG&A expenses for external large-ticket financing programs increased 33.6 percent to $28.7 million in 1997 compared with $21.5 million in 1996, up 22.0 percent from 1995. SG&A for 1997 includes $5.0 million of costs related to the transfer of certain external large-ticket assets made during the year. (See Note 2 to CONSOLIDATED FINANCIAL STATEMENTS.) Excluding this amount, increases in SG&A expenses were due to higher personnel related costs and higher utilization of corporate systems and support personnel and resources. SG&A expenses for external small-ticket financing programs decreased 10.6 percent to $66.5 million in 1997 compared with $74.4 million in 1996, which was up 20.5 percent from 1995. These expenses include asset sale costs of $12.7 million, $10.5 million and $12.2 million in 1997, 1996 and 1995, respectively. Beginning in 1996, these expenses also include expenses related to the Dictaphone and Monarch portfolios of $0.9 million in 1997 and $1.2 million in 1996. Aside from these effects, increases in expenses resulted from portfolio growth and higher marketing fees paid to brokers, while decreases in expenses, principally in 1997, resulted from reduced expenses related to the liquidation of assets purchased from the Company's German affiliate, Adrema Leasing Corporation ("Adrema"), and lower legal and consulting expenses. SG&A expenses related to mortgage servicing increased 21.3 percent to $22.9 million in 1997 compared with $18.9 million in 1996, which was up 35.1 percent from 1995 primarily due to a growing mortgage servicing portfolio.

Depreciation on operating leases was $11.6 million in 1997 and $15.4 million in 1996 reflecting a lower operating lease average investment balance during 1997. Amortization of mortgage servicing rights and acquisition fees was $28.3 million in 1997 compared to $22.2 million in 1996. This increase is principally due to a larger mortgage servicing portfolio in 1997. The amortization of fees incurred in connection with the 1993 majority-owned commercial aircraft partnership was $2.6 million in 1997 and $2.5 million in 1996.

                                   Page - 10

The provision for credit losses in 1997 increased 17.7 percent to $78.3 million compared to $66.5 million for 1996, which increased 13.6 percent from 1995. The provision for the internal small-ticket financing programs increased 2.4 percent to $31.7 million in 1997 compared to $31.0 million in 1996, which had decreased
9.5 percent from 1995. These provisions reflect increased portfolio growth offset by continuing favorable collection experience. The provision for external large-ticket financing programs was $0.5 million in 1997 compared with $.7 million in 1996, reflective of the continuing minimal credit losses experienced in this portfolio. The provision for the external small-ticket financing programs increased 32.4 percent to $46.1 million in 1997 compared with $34.8 million in 1996, which increased 32.9 percent from 1995. Provisions for external small-ticket asset sales were $8.9 million, $6.6 million and $5.4 million for 1997, 1996 and 1995, respectively, while provisions for the Dictaphone and Monarch portfolios were $1.8 million in 1997 and $2.6 million in 1996. Exclusive of these effects, the higher provision levels are reflective of higher earning asset levels, increasing levels of bankruptcies in this portfolio, and management's evaluations of expected losses.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold, exclusive of assets held for sale) was 2.55 percent at December 31, 1997, 1.88 percent at December 31, 1996 and 2.03 percent at December 31, 1995. PBCC charged $60.5 million, $69.2 million and $52.5 million against the allowance for credit losses in 1997, 1996 and 1995, respectively. These included recoveries of $0.7 million in 1997 and write-offs of $20.9 million and $14.2 million in 1996 and 1995, respectively, which were related to assets purchased from Adrema.

Interest expense was $197.2 million in 1997 compared with $201.6 million in 1996, a decrease of 2.1 percent. The decrease in 1997 reflects lower average borrowings partly offset by higher short-term interest rates. The effective interest rate on short-term average borrowings was 5.00 percent in 1997 compared to 4.89 percent in 1996 and 5.50 percent in 1995. The Company does not match fund its financing investments and does not apply different interest rates to its various financing programs.

The effective tax rate for 1997 was 29.7 percent compared to 32.6 percent for 1996 and 31.4 percent in 1995. The lower effective tax rate is principally due to lower state tax requirements related to certain leveraged lease transactions as well as a higher level of tax exempt income.

Net income increased 8.7 percent to $194.8 million in 1997 compared with $179.2 million in 1996, which was up 13.0 percent from 1995. The increase in 1997 is primarily attributable to higher Internal Financing Division investment levels, additional fee-based income and lower borrowing levels partly offset by higher SG&A and depreciation and amortization expenses.

The Company's ratio of earnings to fixed charges was 2.39 times for 1997 compared with 2.31 times for 1996 and 2.14 times for 1995. The increase reflects the disposition of external large-ticket assets, proceeds from which, were used for debt reduction.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable-and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility. PBCC's debt mix was 60 percent short-term and 40 percent long-term at December 31, 1997 and 58 percent short-term and 42 percent long-term at December 31, 1996. The Company utilizes interest rate swaps when it considers the economic benefits to be favorable. Interest rate swaps have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available without the interest rate swap. PBCC's swap-adjusted interest rate debt mix was 47 percent variable rate and 53 percent fixed rate at December 31, 1997 and 43 percent variable rate and 57 percent fixed rate at December 31, 1996. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The
Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is considered minimal. (See Note 12 to CONSOLIDATED FINANCIAL STATEMENTS.)

At December 31, 1997, the Company had $250 million of unissued debt securities remaining under a shelf registration statement filed with the Securities and Exchange Commission in September 1995. In January 1998, PBCC issued $250 million of debt securities available under the shelf registration. Proceeds from the debt issuance will be used to help meet the Company's financing needs for the next year. (See Note 19 to CONSOLIDATED FINANCIAL STATEMENTS.) The Company intends to file a new shelf registration statement during 1998. The Company also entered into a interest rate swap agreement for $125 million to better control its sensitivity to interest rate volatility. Including the new debt and the interest rate swap, PBCC's swap-adjusted interest rate debt mix at December 31, 1997 would have been 41 percent variable rate and 59 percent fixed rate. The Company also had unused lines of credit and revolving credit facilities totaling $1.5 billion at December 31, 1997, largely supporting its commercial paper borrowings.

                                   Page - 11

The Company continues to actively pursue a strategy of external large-ticket asset sales, thereby allowing the Company to focus on fee- and service-based revenue rather than asset-based income. In keeping with this strategy, during 1997 the Company entered into a transaction with GATX Capital Corporation which reduced external large-ticket finance assets by approximately $1 billion. As part of this same transaction, the Company holds approximately $158 million of equity investment in a limited liability company. (See Note 2 to CONSOLIDATED FINANCIAL STATEMENTS.) During 1997, 1996 and 1995, the Company sold approximately $178 million, $270 million and $100 million, respectively, of external small-ticket finance assets. The Company also sold $86 million and $139 million of external large-ticket finance assets during 1997 and 1996. Sales of these asset portfolios were made with limited recourse in privately-placed transactions with third-party investors. The proceeds from the sales of these assets were used to repay a portion of the Company's commercial paper borrowings. The uncollected principal balance of receivables sold at December 31, 1997 and 1996 was $391 million and $270 million, respectively.

The Company's liquidity ratio (finance contracts receivable plus residuals expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .89 and .78 times at December 31, 1997 and 1996, respectively.

Under the Finance Agreement between Pitney Bowes and the Company, Pitney Bowes is obligated on a quarterly basis to make payments, to the extent necessary, so that the Company's earnings available for fixed charges for the preceding one year period shall not be less than 1.25 times its fixed charges. Pitney Bowes has also agreed to make any past due principal, interest or premium payments on behalf of PBCC in respect to all approved debt and/or commercial paper, in the event that PBCC is unable to make such payments. To date, no such payments from Pitney Bowes have been required.

The Company will continue to use cash to invest in finance assets with emphasis on internal and external small-ticket leasing transactions and controlled investment in external large-ticket financing transactions. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent on the level of equipment purchases from PBI, the level of external financing activity, capital requirements for new business initiatives, intercompany loans and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper, intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available, if needed, under revolving credit facilities and credit lines.

MARKET RISK

In the normal course of business, PBCC is exposed to the impact of changes in interest rates and fluctuations in foreign currency exchange rates. As part of its established policies and procedures, the Company uses financial instruments in an attempt to better manage this exposure.

The Company's objectives with regard to managing its interest rate exposure are to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. To achieve these objectives the Company uses a balanced mix of debt maturities and variable- and fixed-rate debt and by entering into interest rate swaps.

PBCC's objective with regard to managing its foreign currency exposure, which principally involve loans to foreign affiliates, is to reduce the volatility in earnings and cash flow associated with foreign currency exchange rate changes. Accordingly, the Company enters into foreign currency contracts in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The principal currencies hedged are the British pound, the Canadian dollar and the Australian dollar. The gains and losses on these contracts offset changes in the value of the related exposures.

It is the Company's policy to use financial instruments only to the extent necessary to meet the above stated objectives, and not for speculative purposes.

PBCC uses a  Value-at-Risk  ("VaR")  model to  determine  the maximum  potential one-day loss in the fair value of its interest rate and foreign exchange sensitive financial instruments. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The Company's computations are based on the interrelationships between movements in various currencies and interest rates. The model includes all of the Company's debt as well as interest rate swaps and foreign currency exchange rate contracts. Anticipated transactions, firm commitments and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by PBCC, nor does it consider the potential effect of favorable changes in market factors. At December 31, 1997, the Company's maximum potential one-day loss in fair value on the interest rate swaps and foreign currency contracts, using a variance/co-variance technique, was not material to the Company's financial position, results of operations or cash flows.

                                   Page - 12
YEAR 2000
The Company is working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. As part of its ongoing investment in advanced information technology, the Company's systems and applications acquired in recent years are year 2000 compliant. The Company has committed internal and external resources to identify systems and applications that are not year 2000 compliant, has developed a plan and timetable for implementation and testing, and continuously monitors its progress in ensuring timely resolution of year 2000 issues. A substantial portion of this work is planned to be completed in 1998 with remaining work expected to be completed in 1999.

At this time, the Company is not aware of any reason or situation that would impede the achievement of its plan and timetable, nor does it anticipate that the cost of addressing this issue will have a material adverse impact on its financial condition, results of operations or cash flows in future periods. However, the Company recognizes its limitations in influencing third-party constituents (i.e., vendors, customers, financial institutions, etc.) and the complexity of the year 2000 issue. There can be no assurance that such third parties will convert their systems in a timely manner nor that such failure to do so will not have a material effect on the Company's financial condition, results of operations or cash flows.


LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under vendor, insurance or other contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial condition, results of operations or cash flows.

Pitney Bowes is subject to Federal, state and local laws and regulations related to the environment, and is currently named as a member of various groups of potentially responsible parties in administrative or court proceedings. Based on facts presently known, PBI believes that the outcome of any current proceeding will not have a material adverse effect on its financial condition, results of operations or cash flows.

In June 1995, the United States Postal Service ("USPS") finalized and issued regulations governing the manufacture, distribution and use of postage meters. These regulations cover four general categories: meter security, administrative controls, Computerized Meter Resetting Systems and other issues. Pitney Bowes continues to comply with these regulations in its ongoing postage meter operations.

In May 1996, the USPS issued a proposed schedule for the phaseout of mechanical meters in the United States. Between May 1996 and March 1997, PBI worked with the USPS to negotiate a revised mechanical meter migration schedule which better reflected the needs of existing mechanical meter users and minimized any potential negative financial impact. The final schedule agreed to with the USPS is as follows:

as of June 1, 1996, new placements of mechanical meters would no longer be permitted; replacements of mechanical meters previously licensed to customers would be permitted prior to the applicable suspension date for that category of mechanical meter

-as of March 1, 1997, use of mechanical meters by persons or firms who process mail for a fee would be suspended and would have to be removed from service

-as of December 31, 1998, use of mechanical meters that interface with mail machines or processors ("systems meters") would be suspended and would have to be removed from service

-as of March 1, 1999, use of all other mechanical meters ("stand-alone meters") would be suspended and have to be removed from service

Based on the foregoing schedule, PBI believes that the phaseout of mechanical meters will not have a material adverse financial impact.

As a result of the PBI's aggressive efforts to meet the USPS mechanical meter migration schedule combined with its ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represent 25% of PBI's installed U.S. meter base as of December 31, 1997, compared with 40% as of December 31, 1996. At December 31, 1997, 75% of PBI's installed U.S. meter base is electronic or digital, as compared to 60% at December 31, 1996.

                                   Page - 13

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program ("IBIP") for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhanced postal revenue security and supported expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications:

-the Indicium specification- the technical specifications for the Indicium to be printed

-a Postal Security Device specification- the technical specification for the device that would contain the accounting and security features of the system

-a Host specification

-a Vendor Infrastructure specification

In July 1996, the USPS published for public comment draft specifications for the Indicium, Postal Security Device and Host specifications. Pitney Bowes submitted extensive comments to these specifications in November 1996. Revised specifications were then published in 1997 which incorporated many of the changes recommended by PBI in its prior comments, including the recommendation that IBIP apply only to the personal computer ("PC") environment and not apply at the present time to other digital postage evidencing systems. Pitney Bowes submitted comments to these revised specifications. Also, in March 1997 the USPS published for public comment the Vendor Infrastucture specification to which PBI responded on June 27, 1997. As of December 31, 1997, the USPS had not yet finalized the four IBIP specifications; however PBI has developed a PC product which satisfies the proposed IBIP specifications. This product is currently undergoing testing by the USPS and is expected to be ready for market when final approval of the specifications is issued.


--------------------------------------------------------------------------------
The Company wishes to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future), in this Form 10-K or made by Company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include: the level of business and financial performance of Pitney Bowes, including the impact of changes in postal regulations in the United States; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the success of the Company at managing customer credit risk and associated collection and asset management efforts.

                                   Page - 14
                         PITNEY BOWES CREDIT CORPORATION
             ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder and Board of Directors of Pitney Bowes Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 35 present fairly, in all material respects, the financial position of Pitney Bowes Credit Corporation and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP



Stamford, Connecticut
January 26, 1998

                                   Page - 15
                        PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                            (in thousands of dollars)



         Years Ended December 31                                                  1997              1996             1995
                                                                                  ----              ----             ----
         Revenue:
           Finance income......................................              $ 778,610         $ 745,998        $ 673,014
           Equipment sales.....................................                      -            26,666            2,687
                                                                               -------           -------          -------

             Total revenue.....................................                778,610           772,664          675,701
                                                                               -------           -------          -------

         Expenses:
           Selling, general and administrative.................                183,292           175,235          149,483
           Depreciation and amortization.......................                 42,648            40,447           32,031
           Cost of equipment sales.............................                      -            22,821            2,214
           Provision for credit losses.........................                 78,320            66,529           58,549
           Interest............................................                197,234           201,543          202,090
                                                                               -------           -------          -------
             Total expenses....................................                501,494           506,575          444,367
                                                                               -------           -------          -------
         Income before income taxes............................                277,116           266,089          231,334
         Provision for income taxes............................                 82,283            86,855           72,678
                                                                               -------           -------          -------

         Net income............................................              $ 194,833         $ 179,234        $ 158,656
                                                                               =======           =======          =======




                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            (in thousands of dollars)


         Years Ended December 31                                                  1997              1996             1995
                                                                                  ----              ----             ----

         Retained earnings at beginning of year................           $    890,303         $ 782,269        $ 685,613
         Net income for the year...............................                194,833           179,234          158,656
         Dividends paid to Pitney Bowes Inc....................                (78,000)          (71,200)         (62,000)
                                                                              --------           -------          -------

         Retained earnings at end of year......................           $  1,007,136         $ 890,303        $ 782,269
                                                                              ========           =======          =======







    The accompanying notes are an integral part of the financial statements.

                                   Page - 16
                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)


                                                                                            December 31,

                                                                                       1997             1996
                                                                                       ----             ----
Assets:
Cash.....................................................................      $     36,320      $    20,937
                                                                                  ---------        ---------
Investments:
  Finance assets.........................................................         3,463,442        4,241,359
  Investment in leveraged leases.........................................           667,779          617,970
  Assets transferred from affiliate......................................            12,096           32,825
  Investment in operating leases, net of accumulated depreciation........            32,112           86,634
  Allowance for credit losses............................................          (116,588)         (98,721)
                                                                                  ---------        ---------
    Net investments......................................................         4,058,841        4,880,067
                                                                                  ---------        ---------

  Mortgage servicing rights, net of accumulated amortization.............           220,912          138,146
  Assets held for sale...................................................           305,228          140,420
  Investment in partnership..............................................           158,327                -
  Loans and advances to affiliates.......................................           290,488            8,711
  Other assets...........................................................           258,224          158,721
                                                                                  ---------        ---------
     Total assets........................................................      $  5,328,340      $ 5,347,002
                                                                                  =========        =========

Liabilities:
  Senior notes payable within one year...................................      $  1,970,110      $ 1,901,581
  Short-term notes payable to affiliates.................................                 -          139,400
  Accounts payable to affiliates.........................................           232,917          168,558
  Accounts payable and accrued liabilities...............................           199,905          176,657
  Deferred taxes.........................................................           510,060          478,624
  Senior notes payable after one year....................................         1,050,000        1,275,000
  Subordinated notes payable.............................................           270,487          229,154
                                                                                  ---------        ---------
      Total liabilities..................................................         4,233,479        4,368,974
                                                                                  ---------        ---------
Stockholder's Equity:
  Common stock...........................................................            46,000           46,000
  Capital surplus........................................................            41,725           41,725
  Retained earnings......................................................         1,007,136          890,303
                                                                                  ---------        ---------
     Total stockholder's equity..........................................         1,094,861          978,028
                                                                                  ---------        ---------
     Total liabilities and stockholder's equity..........................      $  5,328,340      $ 5,347,002
                                                                                  =========        =========





    The accompanying notes are an integral part of the financial statements.

                                   Page - 17
                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)


Years Ended December 31                                                         1997           1996            1995
                                                                                ----           ----            ----

Operating Activities
Net income...........................................................    $   194,833    $   179,234    $   158,656
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Provision for credit losses........................................         78,320         66,529         58,549
  Depreciation and amortization......................................         42,648         40,447         32,031
  Cost of equipment sales............................................              -         22,821          2,214
 Increase in deferred taxes..........................................         31,436         37,300         99,290
 Increase in other receivables.......................................        (37,782)        (8,315)        (3,936)
 Increase in foreclosure claims receivable...........................        (24,155)        (3,673)        (3,783)
 Increase in advances and deposits...................................        (23,351)        (6,168)        (4,702)
 Increase (decrease) in accounts payable to affiliates...............         64,359         41,551        (26,353)
 Increase (decrease) in accounts payable and accrued liabilities.....         23,248         21,054        (72,676)
 Increase in assets transferred from affiliates......................         (6,202)        (6,226)       (35,582)
 Other, net..........................................................            (65)       (18,748)        (2,326)
                                                                           ---------      ---------       --------
Net cash provided by operating activities                                    343,289        365,806        201,382
                                                                           ---------      ---------       --------
Investing Activities
  Investment in net finance assets...................................     (1,414,207)    (1,488,380)    (1,527,065)
  Investment in leveraged leases.....................................        (46,390)       (22,446)       (43,509)
  Investment in operating leases.....................................        (16,023)       (20,348)       (35,067)
  Investment in assets held for sale.................................       (650,951)      (326,691)      (151,640)
  Cash receipts collected under lease contracts, net of finance
     income recognized...............................................      2,538,321      1,557,822      1,142,254
  Investment in mortgage service rights..............................       (110,014)       (50,407)       (64,310)
  Loans and advances to affiliated companies, net....................       (281,777)        (2,001)        38,991
  Additions to equipment and leasehold improvements..................        (14,327)       (12,536)        (9,277)
                                                                           ---------      ---------       --------
Net cash provided by (used in) investing activities..................          4,632       (364,987)      (649,623)
                                                                           ---------      ---------       --------
Financing Activities
   Increase (decrease) in short-term debt............................         89,029       (466,799)        76,789
   Short-term loans from affiliates..................................       (139,400)       (10,309)       149,709
   Proceeds from issuance of senior notes payable after one year.....              -        500,000        275,000
   Proceeds from issuance of subordinated debt.......................         41,333         58,297         37,862
   Settlement of long-term debt......................................       (245,500)             -        (29,500)
   Payments to settle subordinated debt..............................              -              -           (740)
   Dividends paid to Pitney Bowes, Inc...............................        (78,000)       (71,200)       (62,000)
                                                                           ---------      ---------       --------
Net cash (used in) provided by financing activities..................       (332,538)         9,989        447,120
                                                                           ---------      ---------       --------

Increase (decrease) in cash..........................................         15,383         10,808         (1,121)
Cash at beginning of year............................................         20,937         10,129         11,250
                                                                           ---------      ---------       --------
Cash at end of year..................................................   $     36,320   $     20,937   $     10,129
                                                                           =========      =========       ========

Interest paid........................................................   $    196,968   $    197,256   $    199,346
                                                                           =========      =========       ========
Income taxes refunded, net...........................................   $    (21,773)  $    (44,397)  $    (36,360)
                                                                           =========      =========       ========

    The accompanying notes are an integral part of the financial statements.

                                   Page - 18
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. - Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of Pitney Bowes Credit Corporation and all of its subsidiaries ("the Company" or "PBCC"). All significant intercompany transactions and balances have been eliminated.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain amounts from prior years have been reclassified in order to conform to current year presentation.

Basis  of  accounting  for  financing  transactions
At the time a financing transaction is consummated, the Company records on its balance sheet the total receivable, unearned income and the estimated residual value of leased equipment. Unearned income represents the excess of the total receivable plus the estimated residual value over the cost of equipment or contract acquired. Unearned income is recognized as finance income under the interest method over the term of the transaction. Initial direct costs incurred in consummating transactions, including fees paid to Pitney Bowes Inc. ("Pitney Bowes" or "PBI"), are accounted for as part of the investment in a direct financing lease and amortized to income using the interest method over the term of the lease.

The Company has, from time-to-time, sold selected finance assets. Beginning January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to account for the sale of these assets. All assets obtained or liabilities incurred in consideration are recognized as proceeds of the sale and any resulting gain or loss is recognized in income currently. Prior to January 1, 1997, the Company followed Statement of Financial Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse", when accounting for its sale of finance assets.

Allowance for credit losses
The Company evaluates the collectibility of its net investment in finance assets based upon its loss experience and assessment of prospective risk, and does so through ongoing reviews of its exposures to net asset impairment. The Company adjusts the carrying value of its net investment in finance assets to the estimated collectible amount through adjustments to the allowance for credit losses. Finance receivables are charged to the allowance for credit losses after the account is deemed uncollectible. (See Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.)

The Company's general policy is to discontinue income recognition for finance receivables contractually past due for over 90 to 120 days depending on the nature of the transaction. Resumption of income recognition occurs when payments reduce the account to 60 days or less past due. Large-ticket external transactions are reviewed on an individual basis. Income recognition is discontinued when it is apparent an obligor will not be making payment in accordance with lease terms and is resumed when the Company has sufficient experience on resumption of payments to be satisfied that such payments will continue in accordance with contract terms.

Income taxes
The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. For tax purposes, income from leases is recognized under the operating method and represents the difference between gross rentals billed and operating expenses. Under a Tax Sharing Agreement between the Company and Pitney Bowes, the Company makes payment to Pitney Bowes for its share of consolidated income taxes or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. Deferred taxes reflected in the Company's balance sheet represent the difference between Federal and state income taxes reported for financial and tax reporting purposes, less non-interest bearing subordinated notes issued, including those capitalized.

Investment in operating leases
Equipment under operating leases is depreciated over the initial term of the lease to its estimated residual value. Rental revenue is recognized on a straight-line basis over the related lease term.

                                   Page - 19
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. - Summary of Significant Accounting Policies (continued)

Mortgage  servicing rights
The Company recognizes as separate assets - mortgage servicing rights ("MSRs") - rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Servicing rights originated by others purchased separately from loans are recorded at cost The Company assesses impairment of MSRs based on the fair value of those rights. The Company estimates the fair value of MSRs based on estimated future net servicing income, using a valuation model which considers such factors as market discount rates and loan repayments. The Company's policy for evaluating MSRs is based on the predominant risk characteristics of the underlying loans, which for the Company's MSRs includes adjustable rate versus fixed rate, segregated into strata by loan type and interest rate bands. The amount of impairment recognized is the amount by which the capitalized MSRs for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance.

MSRs are amortized in proportion to and over the period of the estimated future net servicing income stream of the underlying mortgages. The Company may adjust amortization prospectively in response to changes in actual and anticipated prepayments, foreclosure, delinquency and cost experience.

Assets held for sale
Certain high quality external large-ticket transactions are funded and held for a short period of time pending sale to prospective buyers. Assets held for sale are segregated from the Company's net investment amounts and are recorded at net carrying value (cost plus accrued interest less finance receipts). Income is recognized when the contract for the sale of the asset is executed, representing the excess of sale proceeds over net asset carrying value. The Company does not maintain a separate loss reserve for assets held for sale due to their relatively short holding period and valuation method.

Note 2. - Finance Assets

The composition of the Company's finance assets is as follows:

            December 31                                                            1997           1996
                                                                                  ----           ----
            (in thousands of dollars)
            Gross finance receivables..................................    $ 3,911,671    $ 4,826,361
            Unguaranteed residual valuation............................        461,051        700,776
            Initial direct costs deferred..............................         85,497         91,588
            Unearned income............................................       (994,777)    (1,377,366)
                                                                             ---------      ---------
              Total finance assets.....................................    $ 3,463,442    $ 4,241,359
                                                                             =========      =========

Gross finance receivables represent earning assets held by the Company which are generally due in monthly, quarterly or semi-annual installments over original periods ranging from 36 to 180 months. In addition, gross finance receivables for the Company's external large-ticket programs include commercial jet aircraft transactions with original lease terms up to 25 years and other non-commercial jet aircraft transactions with lease terms ranging from three to 12 years. The balance due at December 31, 1997, including estimated residual value realizable at the end of the lease term, is payable as follows:

                                                 Gross Finance Assets
                           --------------------------------------------------------------------------
                             Internal             External             External
                           small-ticket         large-ticket         small-ticket
                             programs             programs             programs               Total

         1998               $  897,215           $  118,870           $  430,908           $1,446,993
         1999                  608,844               89,930              303,376            1,002,150
         2000                  433,251               93,304              203,941              730,496
         2001                  225,156               89,062              104,971              419,189
         2002                   54,300              101,589               33,896              189,785
         Thereafter              3,969              579,940                  200              584,109
                              --------             --------             --------             --------

         Total              $2,222,735           $1,072,695           $1,077,292           $4,372,722
                              ========             ========             ========             ========

                                   Page - 20
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. - Finance Assets (continued)

Net equipment financed for Pitney Bowes products were $611.2 million, $571.6 million and $545.6 million in 1997, 1996, and 1995, respectively.

During 1997, the Company entered into an agreement with GATX Capital Corporation which reduced external large-ticket finance assets by approximately 50%, or $958 million. This was accomplished through a sale of approximately $800 million of assets and an investment of approximately $158 million in a limited liability company.

In addition, PBCC sold finance assets with limited recourse, of approximately $264 million, $409 million and $100 million in 1997, 1996 and 1995, respectively. The uncollected principal balance of receivables sold at December 31, 1997 and 1996 was $391 million and $270 million, respectively. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. Conversely, these contracts are supported by the underlying equipment value and creditworthiness of customers. As part of the review of its exposure to risk, the Company believes adequate provisions have been made for sold receivables which may become uncollectible.

As of December 31, 1997, $373.7 million (10.8 percent) of the Company's finance assets and $521.0 million (11.9 percent) of the Company's gross finance assets were related to aircraft leased to commercial airlines. The Company considers its credit risk for these leases to be minimal since all commercial aircraft lessees are making payments in accordance with lease agreements. The Company believes any potential exposure in commercial aircraft investment is mitigated by the value of the collateral as the Company retains a security interest in the leased aircraft.

Note 3. - Net Investment in Leveraged Leases

The Company's net investment in leveraged leases is composed of the following elements:

            December 31                                                            1997           1996
                                                                                  ----           ----
            (in thousands of dollars)
            Net rents receivable.......................................      $ 627,655      $ 532,205
            Unguaranteed residual valuation............................        599,741        640,978
            Unearned income............................................       (559,617)      (555,213)
                                                                             ---------      ---------
            Investment in leveraged leases.............................        667,779        617,970
            Deferred taxes arising from
             leveraged leases (1) .....................................       (308,746)      (257,760)
                                                                             ---------      ---------
            Net investment in leveraged leases.........................      $ 359,033      $ 360,210
                                                                             =========      =========

 (1) Includes amounts reclassified to subordinated debt.

Following is a summary of the components of income from leveraged leases:

           Year Ended December 31                                  1997          1996            1995
                                                                   ----          ----            ----
           (in thousands of dollars)
           Pretax leveraged lease income...............        $  4,467      $   7,145      $  11,236
           Income tax benefit..........................          17,110          7,080          4,609
                                                                -------        -------        -------
            Net income from leveraged leases...........        $ 21,577       $ 14,225      $  15,845
                                                                =======        =======        =======

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

                                   Page - 21
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. - Net Investment in Leveraged Leases (continued)

Leveraged lease investments totaling $289.2 million (43.3 percent) are related to commercial real estate facilities, with original lease terms ranging up to 25 years. Also included are seven aircraft transactions with major commercial airlines, with a total investment of $293.5 million (43.9 percent) and with original lease terms ranging from 22 to 25 years; one transaction involving locomotives with a total investment of $35.3 million (5.3 percent) with an original lease term of 38 years and three transactions involving rail and bus facilities with a total investment of $48.6 million (7.3 percent) and original lease terms of 37 to 44 years.

Note 4. - Transfer of Assets from Affiliate

As disclosed in previous filings, in December 1992, as part of the restructuring of the Company's German affiliate, Adrema Leasing Corporation ("Adrema"), the Company purchased certain finance receivables and other assets from Adrema. Based on the evaluation of these assets, Pitney Bowes and the Company believe that sufficient reserves for credit losses are in place to provide for currently expected losses. As part of the orderly liquidation of assets from leasing non-Pitney Bowes products in Germany, Adrema continues to bill and collect accounts and repossess and remarket collateral where possible over the remainder of the lease terms.

Note 5. - Investment in Operating Leases, Net

The Company is the lessor of various types of equipment under operating leases including data processing, transportation and production equipment.

Minimum future rental payments to be received in each of the next five years under noncancelable operating leases are $2.1 million in 1998, $1.2 million in 1999, $0.8 million in 2000, $0.4 million in 2001, $0.2 million in 2002 and $0.4 million thereafter.

Note 6. - Allowance for Credit Losses

The following is a summary of the allowance for credit losses, substantially all of which relates to lease financing:

           December 31                                             1997           1996           1995
                                                                   ----           ----           ----
           (in thousands of dollars)
            Beginning balance..........................       $  98,721     $  101,355      $  95,271

            Additions charged to operations............          78,320         66,529         58,549

            Amounts written-off:
               Internal small-ticket programs..........         (27,182)       (22,879)       (24,330)
               External large-ticket programs..........              40           (101)          (356)
               External small-ticket programs..........         (33,311)       (46,183)       (27,779)
                                                                -------        -------        -------
                   Total write-offs....................         (60,453)       (69,163)       (52,465)
                                                                -------        -------        -------

            Ending balance.............................       $ 116,588      $  98,721      $ 101,355
                                                                =======        =======        =======

The increase in the amount of additions charged to operations in 1997, 1996 and 1995 is the result of higher investment levels in all of PBCC's financing programs and the impact of finance asset sales in 1997, 1996 and 1995, partially offset by favorable adjustments to the internal small-ticket and external large-ticket financing programs provisions reflecting management's current evaluation of expected losses.

Recoveries related to assets purchased from Adrema totaled $0.7 million in 1997, and write-offs of $20.9 million and $14.2 million in 1996 and 1995, respectively. Excluding the impact of the recoveries and write-offs related to assets purchased from Adrema, external small-ticket write-offs increased $9.8 million. This increase is due to a 10.6 percent increase in the lease portfolio at Colonial Pacific Leasing Corporation ("CPLC") combined with a 51.6 percent increase in bankruptcies. The Company has implemented various measures to control this increase including modifying new credit policies and improving collection and recovery procedures.

                                   Page - 22
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. - Allowance for Credit Losses (continued)

In establishing the provision for credit losses, the Company utilizes an asset-based percentage. This percentage varies depending on the nature of the asset, recent historical experience, vendor recourse, management judgement, and for external large-ticket financing transactions, the credit ratings assigned by Moody's and Standard & Poor's. In evaluating the adequacy of reserves, estimates of expected losses, again by nature of the asset, are utilized. While historical experience is the principal factor in determining loss percentages, adjustments will also be made for current economic conditions, deviations from historical aging patterns, seasonal write-off patterns and levels of non-earning assets. If the resulting evaluation of expected losses differs from the actual aggregate reserve, adjustments are made to the reserve.

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

The carrying values of non-performing and troubled finance assets are outlined below. There are no leveraged leases classified under these categories.

           December 31                                             1997           1996           1995
                                                                   ----           ----           ----
            (in thousands of dollars)
            Non-performing (non-accrual) transactions
               Internal small-ticket programs..........       $  11,394      $  12,614      $  12,248
               External large-ticket programs..........           1,148          1,248          1,448
               External small-ticket programs..........          38,579         25,161          8,874
                                                                -------        -------        -------
                   Total...............................       $  51,121      $  39,023      $  22,570
                                                                =======        =======        =======
            Troubled (potential problem) transactions
               External large-ticket programs..........       $  13,446      $  13,810      $   5,892
                                                                =======        =======        =======

The increase in non-performing transactions in 1997 and 1996 in the external small-ticket programs reflects higher volumes together with an increase in bankruptcy levels among lease customers. Management has taken various measures to counter non-performing growth such as revalidating credit scorecards, modifying audit procedures and improving transaction verification processes. The increase in troubled/potential problem transactions for the external large-ticket programs is due to a real estate transaction which is currently in the process of being restructured. The Company believes it has sufficient reserves to provide for any losses which may result from the final resolution of the above transactions.

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

                                   Page - 23
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. - Allowance for Credit Losses (continued)

However, for non-performing external large-ticket financing transactions, the Company has adjusted the face value of these receivables through the following adjustments:

           December 31                                             1997           1996           1995
                                                                   ----           ----           ----
           (in thousands of dollars)
            Face value of receivables..................      $    2,500     $    2,500     $    4,511
            Cash collections applied to principal......          (1,352)        (1,252)        (2,436)
            Write-offs to allowance for credit losses..               -              -           (627)
                                                                -------        -------        -------
            Carrying value.............................      $    1,148     $    1,248     $    1,448
                                                                =======        =======        =======


Note 7. - Mortgage Servicing Rights

The Company purchased rights to service loans with aggregate unpaid principal balances of approximately $6.9 billion in 1997, $5.3 billion in 1996, and $4.1 billion in 1995. The costs associated with acquiring these rights were capitalized and recorded as MSRs.

The following summarizes the Company's capitalized MSR activity:

           December 31                                             1997           1996           1995
                                                                   ----           ----           ----
           (in thousands of dollars)
           Beginning balance...........................       $ 138,146      $ 108,851     $   59,506
           MSR acquisitions............................         110,014         50,407         64,310
           MSR amortization............................         (27,248)       (21,112)       (14,965)
                                                                -------        -------        -------
           Ending balance..............................       $ 220,912      $ 138,146      $ 108,851
                                                                =======        =======        =======


The fair value of MSRs was approximately $247.5 million at December 31, 1997 and $158.8 million at December 31, 1996. There were no valuation allowances for MSRs at December 31, 1997, 1996 or 1995.

Note 8. - Assets Held for Sale

The Company funded transactions totaling $650.9 million in 1997, $326.7 million in 1996, and $151.6 million in 1995, relating to assets held for sale. Transactions totaling $445.5 million in 1997 and $257.8 million in 1996, were sold for a net gain before taxes of $6.3 million in 1997 and $8.5 million in 1996, which is recorded as part of finance income. Twenty-one transactions relating to assets held for sale remain in inventory with a net carrying value of $305.2 million at December 31, 1997 compared with fourteen transactions with a net carrying value of $140.4 million at December 31, 1996.

                                   Page - 24
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. - Other Assets

           December 31                                                            1997           1996
                                                                                  ----           ----
           (in thousands of dollars)
           Other receivables...........................................     $   60,191     $   22,409
           Loans held for investment...................................         41,545         29,590
           Foreclosure claims receivable, net..........................         34,057          9,902
           Equipment and leasehold improvements, net of accumulated
             depreciation and amortization: 1997-$21,975; 1996-$18,123.         30,612         22,873
           Billed meter rental receivables ............................         29,582         23,399
           Mortgage escrow advances....................................         25,634         19,413
           Other advances and deposits.................................         19,141          2,011
           Deferred partnership fees...................................          5,290          7,250
           Deferred debt placement fees................................          3,308          4,791
           Interest discount on commercial paper.......................          2,672          9,603
           Goodwill, net of accumulated amortization:
             1997-$2,132; 1996-$1,744..................................          2,518          2,906
           Prepaid expenses and other assets...........................          3,674          4,574
                                                                              --------       --------
            Total other assets.........................................      $ 258,224      $ 158,721
                                                                              ========       ========

Other receivables increased over the prior year mainly due to higher billed receivables at AMIC and proceeds due on syndication transactions.

Loans held for investment consist primarily of purchased mortgage loans, secured by first real estate mortgages, and are held to maturity. Mortgage loans held for investment are stated at the lower of cost or market value at the date acquired. The amount of discount, if any, recorded to reduce the carrying value of loans to market value is amortized to income over the expected life of the investment. The Company periodically evaluates the credit risks associated with these loans. Any provision for possible losses is included in the reserve for possible losses associated with foreclosure claims receivables.

Foreclosure claims receivable include loans and related advances in the process of foreclosure. Such loans are insured or guaranteed by either the Federal Housing Administration, the Veterans Administration or private mortgage insurance and will be repaid when the foreclosure process is completed. The Company has established reserves for possible losses in excess of insured or guaranteed amounts of approximately $5.5 million and $3.1 million at December 31, 1997 and 1996, respectively, which have been netted against the foreclosure claims receivable balances.

Equipment and leasehold improvements are stated at cost. Equipment is depreciated on a straight-line basis over the expected useful life generally ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the remaining lease terms.

Billed meter rental receivables represent uncollected meter rental receivables billed to customers who have opted to have their meter rental charged on their lease invoice. PBCC remits these charges to PBI based on billings. There is no reserve established at PBCC, since any unpaid meter rentals are netted against future payments due PBI. The increase in billed meter rental receivables resulted from a larger customer base and higher meter rates.

Mortgage escrow advances include advances made in connection with loan servicing activities. These advances consist primarily of property taxes and insurance premiums made before they are collected from mortgagors.

Other advances and deposits include advances made in connection with the acquisition of new mortgage servicing portfolios.

Deferred partnership fees relate to a transaction whereby the Company contributed certain commercial aircraft, subject to direct financing leases, to a majority-owned partnership. Partnership fees incurred in connection with this transaction are amortized over the term of the transaction.

Deferred debt placement fees incurred in connection with placing senior and subordinated notes are amortized on a straight-line basis over the related terms of the notes.

                                   Page - 25
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10. - Accounts Payable and Accrued Liabilities

           December 31                                                            1997           1996
                                                                                  ----           ----
           (in thousands of dollars)
           Advances and deposits from customers........................       $ 51,616       $ 45,131
           Accounts payable............................................         48,572         36,653
           Accrued interest payable....................................         23,081         30,488
           Sales and use, property and sundry taxes....................         14,663         12,879
           Portfolio purchase price payable............................         12,800          8,319
           Accrued salary and benefits payable.........................          8,662          7,120
           Minority interest in partnership............................          8,130          7,512
           Other liabilities...........................................         32,381         28,555
                                                                              --------       --------
            Total accounts payable and accrued liabilities.............       $199,905       $176,657
                                                                              ========       ========



Note 11. - Notes Payable

Short-term notes payable totaled $2.0 billion at December 31, 1997 and $1.9 billion at December 31, 1996. These notes were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at rates below the prevailing prime rate.

The composition of the Company's notes payable is as follows:

         December 31                                                              1997           1996
                                                                                  ----           ----
         (in thousands of dollars)
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 5.66% (5.54% in 1996)....................    $ 1,361,110    $ 1,359,200
           Notes payable against bank lines of credit and others at a
             weighted average interest rate of 1.68% (2.11% in 1996)...        384,000        296,881
           Current installment of long-term debt due within one year at
             interest rates of 5.84% to 6.31% (5.63% to 7.48% in 1996).        225,000        245,500
                                                                             ---------      ---------
            Total senior notes payable due within one year.............      1,970,110      1,901,581
            Senior notes payable due after one year at interest rates of
              6.06% to 9.25% (5.63% to 9.25% in 1996)..................      1,050,000      1,275,000
                                                                             ---------      ---------
            Total senior notes payable.................................      3,020,110      3,176,581
                                                                             ---------      ---------
         Short-term Notes Payable to Affiliates:
           Notes payable to Pitney Bowes Inc. at a weighted
             average interest rate of 5.40% in 1996....................              -        139,400
         Subordinated Notes Payable:
           Non-interest bearing notes due Pitney Bowes Inc.............        270,487        229,154
                                                                             ---------      ---------


            Total notes payable........................................   $  3,290,597    $ 3,545,135
                                                                             =========      =========


At December 31, 1997, the Company had unused lines of credit and revolving credit facilities totaling $1.5 billion largely supporting commercial paper borrowings. The Company recorded commitment fees of $0.6 million, $1.3 million and $1.4 million in 1997, 1996 and 1995 to maintain its lines of credit. The reduction in 1997 commitment fees is a result of reductions in commitment fee rates in January 1997.

                                   Page - 26
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. - Notes Payable (continued)

Total notes payable at December 31, 1997 mature as follows: approximately $2 billion in 1998, $200 million in 1999, $50 million in 2000, $200 million in 2001; $100 million in 2002 and $770 thereafter.

Lending Arrangements: Under terms of its senior and subordinated loan agreements, the Company is required to maintain earnings before taxes and interest charges at prescribed levels. With respect to such loan agreements, Pitney Bowes will endeavor to have the Company maintain compliance with such terms and, under certain loan agreements, is obligated, if necessary, to pay to the Company amounts sufficient to maintain a prescribed ratio of earnings available for fixed charges or make approved debt/commercial paper principal, interest or premium payments in the event that PBCC is unable to. To date, no such payments have been required to maintain income available for fixed charge coverage or to maintain the Company's contractual liquidity obligations.

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

At December 31, 1997 the Company had $250 million of unissued debt securities remaining from a shelf registration statement filed with the Securities and Exchange Commission in September 1995. On January 16, 1998, PBCC issued the entire $250 million of debt securities available under the shelf registration. Proceeds from the debt issuance will be used to meet the Company's financing needs for the next year. (See Note 19 to CONSOLIDATED FINANCIAL STATEMENTS.)

In 1997 and 1996, the Company issued $41.3 million and $58.3 million, respectively, of non-interest bearing subordinated notes to Pitney Bowes in exchange for funds equal to tax losses generated by the Company and utilized by Pitney Bowes in the 1996 and 1995 consolidated tax returns. Any non-interest bearing subordinated notes payable to Pitney Bowes mature after all senior notes now outstanding and executed hereafter are paid.

Note 12. - Derivative Instruments

The Company's utilization of derivative instruments is currently limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing its interest rate exposure. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The
Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is considered minimal.

                                   Page - 27
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12. - Derivative Instruments (continued)

The aggregate amount of interest rate swaps categorized by type, and the related weighted average interest rate paid and received assuming current market conditions is reflected below:

                                                               Total
     Major Type                                              Notional
     of Interest                                              Amount           Weighted Average Interest Rates
     Rate Swap      Hedged Liability                          (000's)              Fixed        Variable(1)

     Pay fixed      Commercial paper                          $200,000             8.88%             6.10%

     Pay variable   Senior notes payable after one year         23,524             7.98%             5.95%
                                                              --------            ------            ------
                    Total                                     $223,524             8.78%             6.08%
                                                              ========            ======            ======


(1) The variable rate is indexed from the 30 day Fed AA composite commercial paper rate. The Fed AA composite rate at December 31, 1997 was used to calculate the weighted average interest rate.

The aggregate notional amount of interest rate swaps categorized by annual maturity is reflected below:


                                                                           Annual Maturity
                                                               ---------------------------------------
                                                                          Pay
                                                                   -------------------
            (in thousands of dollars)                             Fixed       Variable          Total
                                                                  -----       --------          -----
            1998.......................................               -      $  23,524      $  23,524
            1999.......................................        $100,000              -        100,000
            2000.......................................               -              -              -
            2001.......................................               -              -              -
            2002.......................................               -              -              -
            Thereafter.................................         100,000              -        100,000
                                                                -------        -------        -------
            Carrying value.............................        $200,000      $  23,524      $ 223,524
                                                                =======        =======        =======


The following is a reconciliation of interest rate swap activity by major type of swap:


                                                                             Annual Maturity
                                                               ---------------------------------------
                                                                          Pay
                                                                  --------------------
            (in thousands of dollars)                             Fixed       Variable          Total

           Balance December 31, 1995...................       $ 305,700      $  24,100      $ 329,800
           New contracts...............................               -         26,048         26,048
           Expired contracts...........................          (5,700)       (24,100)       (29,800)
                                                               --------       --------       --------

           Balance December 31, 1996...................         300,000         26,048        326,048
           Expired contracts...........................        (100,000)        (2,524)      (102,524)
                                                               --------       --------       --------

           Balance December 31, 1997...................       $ 200,000      $  23,524      $ 223,524
                                                               ========       ========       ========

                                   Page - 28
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12. - Derivative Instruments (continued)

Interest rate swaps are used in the majority of circumstances to convert variable rate commercial paper interest payments to fixed rate interest payments. The impact of interest rate swaps on interest expense and the weighted average borrowing rate is as follows:

                                                                            1997             1996              1995
                                                                            ----             ----              ----

Impact of interest rate swaps on interest expense (000's)..............  $ 6,268          $ 7,346           $ 9,376
Weighted average borrowing rate excluding interest rate swaps..........    5.89%            5.81%             6.14%
Weighted average borrowing rate including interest rate swaps..........    6.09%            6.03%             6.45%

The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain sales of receivables with recourse of foreign currency denominated lease receivables. The Company had no foreign currency contracts outstanding as of December 31, 1997.

Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of the fair market values.

There were no deferred gains or losses relating to terminated interest rate swaps or foreign currency contracts at December 31, 1997 and 1996. The fair value of interest rate swaps and foreign currency contracts is presented in Note 15 to the CONSOLIDATED FINANCIAL STATEMENTS.


Note 13. - Stockholder's Equity

The following is a reconciliation of stockholder's equity:

                                                                                               Total
                                                 Common        Capital        Retained     Stockholder's
         (in thousands of dollars)                Stock        Surplus        Earnings        Equity

         Balance December 31, 1994......     $   46,000      $   41,725     $  685,613     $  773,338
         Net income - 1995..............              -               -        158,656        158,656
         Dividends paid to PBI..........              -               -        (62,000)       (62,000)
                                               --------        --------       --------       --------
         Balance December 31, 1995......         46,000          41,725        782,269        869,994
         Net income - 1996..............              -               -        179,234        179,234
         Dividends paid to PBI..........              -               -        (71,200)       (71,200)
                                               --------        --------       --------       --------
         Balance December 31, 1996......         46,000          41,725        890,303        978,028
         Net income - 1997..............              -               -        194,833        194,833
         Dividends paid to PBI..........              -               -        (78,000)       (78,000)
                                               --------        --------       --------       --------
         Balance December 31, 1997......     $   46,000     $    41,725     $1,007,136     $1,094,861
                                               ========        ========       ========       ========



At December 31, 1997, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at December 31, 1997 and 1996. All of the Company's stock is owned by Pitney Bowes.

When the Company entered into real estate lease financing, PBI made capital contributions to provide a portion of the financing for such transactions. A total of $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue with capital contributions. No capital contributions have been received since 1993.

                                   Page - 29
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14. - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, assets held for sale, accounts payable and senior notes payable within one year. Due to the short maturity of these instruments, the carrying amounts approximate fair value.

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

Transfers of receivables with recourse. The fair value of the recourse liability represents the estimate of expected future losses. The Company periodically evaluates the adequacy of reserves and estimates of expected losses; if the resulting evaluation of expected losses differs from the actual reserve, adjustments are made to the reserve.

Financial guarantee contracts. The Company has recourse obligations in connection with certain mortgages it services, as well as certain finance asset sales to third-parties. Aggregate exposure at December 31, 1997 and 1996 was $213 million and $115 million respectively. The fair value of the guarantees under these obligations represents the estimate of expected future losses.

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

The estimated fair value of the Company's financial instruments is as follows:

         December 31                                     1997                         1996
                                               ------------------------       -----------------------
         (in thousands of dollars)              Carrying        Fair          Carrying         Fair
                                                Value (1)       Value         Value (1)        Value

         Investment securities              $    15,822    $    15,715     $     1,031    $     1,031
         Loans receivable (2)                   357,227        358,941         381,789        365,560
         Senior notes payable after one year (1,068,662)    (1,143,402)     (1,298,074)    (1,346,255)
         Interest rate swaps                       (935)       (24,524)         (1,327)       (25,435)
         Foreign currency contracts                   -              -               -             15
         Transfers of receivables
           with recourse                         (7,765)        (7,765)        (10,489)       (10,489)
         Financial guarantee contracts           (1,656)        (3,265)           (601)          (601)
         Residual and conditional
           commitment guarantee contracts        (4,750)        (4,253)         (3,759)        (4,694)


(1) Carrying value includes accrued interest and deferred fee income, where applicable.
(2) Carrying value for loans receivable and other debt financing is net of applicable allowance for credit losses.

                                   Page - 30
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15. - Taxes on Income

Income before income taxes and the provision for income taxes were as follows:


           Year Ended December 31                                  1997           1996           1995
                                                                   ----           ----           ----
           (in thousands of dollars)
            Income before income taxes.................       $ 277,116      $ 266,089      $ 231,334
                                                               ========       ========       ========
           Provision for income taxes:
             Federal:
               Current.................................       $  (6,212)     $ (22,772)     $ (70,605)
               Deferred................................          87,880         92,908        130,521
                                                                -------        -------        -------
                   Total federal.......................          81,668         70,136         59,916
                                                                -------        -------        -------
             State and local:
               Current.................................          13,565         (8,120)        (9,302)
               Deferred................................         (12,950)        24,839         22,064
                                                                -------        -------        -------
                   Total state and local...............             615         16,719         12,762
                                                                -------        -------        -------

            Total......................................       $  82,283      $  86,855      $  72,678
                                                                =======        =======        =======

Deferred tax liabilities and (assets):

           December 31                                             1997           1996           1995
                                                                   ----           ----           ----
           (in thousands of dollars)
           Deferred tax liabilities:
             Lease revenue and related depreciation....        $531,195       $553,206       $491,467

           Deferred tax assets:
             Alternative minimum tax
               credit carryforwards....................         (21,135)       (74,582)       (50,143)
                                                               --------       --------       --------
            Total......................................        $510,060       $478,624       $441,324
                                                               ========       ========       ========


A reconciliation of the U.S. Federal statutory rate to the Company's effective income tax rate follows:

           Year Ended December 31                                  1997           1996           1995
                                                                   ----           ----           ----
           (Percent of pretax income)
           U.S. Federal statutory rate.................           35.0%           35.0%          35.0%

           State and local income taxes ...............            0.1             4.0            3.9
           Partnership tax benefits....................           (0.8)           (0.9)          (1.1)
           Tax-exempt foreign trade income.............           (1.9)           (2.2)          (2.7)
           Tax-exempt finance income ..................           (0.6)           (0.5)          (0.8)
           Residual portfolio acquisition..............           (0.5)           (0.6)          (1.1)
           Other, net .................................           (1.6)           (2.2)          (1.8)
                                                               --------       --------       --------
            Effective income tax rate .................           29.7%           32.6%          31.4%
                                                               ========       ========       ========

                                   Page - 31
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16. - Retirement Plan

The Company participates in the Pitney Bowes retirement plan which covers the majority of PBCC employees. The assets of this plan fully fund vested benefits. Pitney Bowes' plan assumptions for 1997 and 1996 remained constant at 7.25 percent for the discount rate, 4.25 percent for the expected rate of increase in future compensation levels and 9.50 percent for the expected long-term rate of return on plan assets. The Company's pension expense was $0.4 million in 1997, $1.6 million in 1996 and $1.3 million in 1995.

The Company participates in the Pitney Bowes nonpension postretirement benefit plan, which provides certain health care and life insurance benefits to eligible retirees and their dependents.


Note 17. - Commitments, Contingencies and Regulatory Matters

The Company is the lessee under noncancelable operating leases for office space and automobiles. Future minimum lease payments under these leases are as follows: $3.3 million in 1998, $2.1 million in 1999, $1.4 million in 2000, $1.3 million in 2001, $1.2 million in 2002 and $6.2 million thereafter. Rental expense under operating leases was $4.7 million, $4.6 million and $4.7 million in 1997, 1996 and 1995, respectively.

At December 31, 1997, the Company had no unfunded commitments to extend credit to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount and type of collateral obtained, if deemed necessary by the Company, is based on management's credit assessment of the customer. Fees received under the agreements are recognized over the commitment period. The maximum risk of loss arises from the possible non-performance of the customer to meet the terms of the credit agreement. As part of the Company's review of its exposure to risk, adequate provisions are made for finance assets which may be uncollectible.

From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under vendor, insurance or other contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial condition, results of operations or cash flows.

Pitney Bowes is subject to Federal, state and local laws and regulations related to the environment, and is currently named as a member of various groups of potentially responsible parties in administrative or court proceedings. Based on facts presently known, PBI believes that the outcome of any current proceeding will not have a material adverse effect on its financial condition, results of operations or cash flows.

In June 1995, the United States Postal Service ("USPS") finalized and issued regulations governing the manufacture, distribution and use of postage meters. These regulations cover four general categories: meter security, administrative controls, Computerized Meter Resetting Systems and other issues. Pitney Bowes continues to comply with these regulations in its ongoing postage meter operations.

In May 1996, the USPS issued a proposed schedule for the phaseout of mechanical meters in the United States. Between May 1996 and March 1997, PBI worked with the USPS to negotiate a revised mechanical meter migration schedule which better reflected the needs of existing mechanical meter users and minimized any potential negative financial impact. The final schedule agreed to with the USPS is as follows:

-as of June 1, 1996, new placements of mechanical meters would no longer be permitted; replacements of mechanical meters previously licensed to customers would be permitted prior to the applicable suspension date for that category of mechanical meter

-as of March 1, 1997, use of mechanical meters by persons or firms who process mail for a fee would be suspended and would have to be removed from service

-as of December 31, 1998, use of mechanical meters that interface with mail machines or processors ("systems meters") would be suspended and would have to be removed from service

-as of March 1, 1999, use of all other mechanical meters ("stand-alone meters") would be suspended and have to be removed from service

                                   Page - 32
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17. - Commitments, Contingencies and Regulatory Matters (continued)

Based on the foregoing schedule, PBI believes that the phaseout of mechanical meters will not have a material adverse financial impact.

As a result of the PBI's aggressive efforts to meet the USPS mechanical meter migration schedule combined with its ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represent 25% of PBI's installed U.S. meter base as of December 31, 1997, compared with 40% as of December 31, 1996. At December 31, 1997, 75% of PBI's installed U.S. meter base is electronic or digital, as compared to 60% at December 31, 1996.

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program ("IBIP") for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhanced postal revenue security and supported expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications:

-the Indicium specification- the technical specifications for the Indicium to be printed

-a Postal Security Device specification- the technical specification for the device that would contain the accounting and security features of the system

-a Host specification

-a Vendor Infrastructure specification

In July 1996, the USPS published for public comment draft specifications for the Indicium, Postal Security Device and Host specifications. Pitney Bowes submitted extensive comments to these specifications in November 1996. Revised specifications were then published in 1997 which incorporated many of the changes recommended by PBI in its prior comments, including the recommendation that IBIP apply only to the personal computer ("PC") environment and not apply at the present time to other digital postage evidencing systems. Pitney Bowes submitted comments to these revised specifications. Also, in March 1997 the USPS published for public comment the Vendor Infrastucture specification to which PBI responded on June 27, 1997. As of December 31, 1997, the USPS had not yet finalized the four IBIP specifications; however PBI has developed a PC product which satisfies the proposed IBIP specifications. This product is currently undergoing testing by the USPS and is expected to be ready for market when final approval of the specifications is issued.

                                   Page - 33
                        PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18. - Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 1997 and 1996 follows (in thousands of dollars):

                                                                 Three Months Ended
                                                       ----------------------------------------------

         1997                                  March 31         June 30       Sept. 30        Dec. 31
         ----                                  --------         -------       --------        -------

         Total revenue                        $ 183,394       $ 183,159      $ 189,445      $ 222,612
                                               --------        --------       --------       --------
         Expenses:
         Selling, general and administrative     41,601          42,140         47,902         51,649
         Depreciation and amortization           10,504           9,833         11,556         10,755
         Provision for credit losses             15,055          15,911         13,386         33,968
         Interest                                49,895          51,098         51,172         45,069
         Provision for income taxes              21,101          19,391         17,940         23,851
                                               --------        --------       --------       --------
         Total expenses                         138,156         138,373        141,956        165,292
                                               --------        --------       --------       --------
         Net income                           $  45,238       $  44,786      $  47,489      $  57,320
                                               ========        ========       ========       ========



         1996

         Total revenue                        $ 177,276       $ 179,991      $ 191,475      $ 223,922
                                               --------        --------       --------       --------
         Expenses:
         Selling, general and administrative     39,282          38,982         47,814         49,157
         Depreciation and amortization            8,927          10,186         10,563         10,771
         Cost of equipment sales                      -             283              -         22,538
         Provision for credit losses             16,695          13,875         17,547         18,412
         Interest                                50,315          48,954         50,394         51,880
         Provision for income taxes              20,489          22,636         21,081         22,649
                                               --------        --------       --------       --------
         Total expenses                         135,708         134,916        147,399        175,407
                                               --------        --------       --------       --------
         Net income                           $  41,568       $  45,075      $  44,076      $  48,515
                                               ========        ========       ========       ========




Note 19. - Subsequent Events

During January 1998, the Company issued $250 million of 5.65% unsecured notes (the "Notes") available under a shelf registration filed with the Securities and Exchange Commission in September 1995. The Notes are due January 15, 2003, with interest payable on January 15 and July 15 of each year, commencing July 15, 1998. The Notes are not redeemable at the option of the Company or repayable at the option of any holder prior to maturity. The net proceeds of these Notes will be used for general corporate purposes including the repayment of short-term debt, the acquisition of finance contracts and to reduce or retire from time to time other indebtedness of the Company. (See Note 12 to CONSOLIDATED FINANCIAL STATEMENTS.) The Company also entered into an interest rate swap for a notional amount of $125 million, at a fixed interest rate of 5.83% and a floating rate equal to the Money Market Yield of Commercial Paper-Nonfinancial. Under the terms of the interest rate swap the Company is the fixed rate payer. The interest rate swap is effective through February 2, 2005.

                                   Page - 34
                         PITNEY BOWES CREDIT CORPORATION


 ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

None.


                                    Part III


         ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I.


                       ITEM 11. -- EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I.


   ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I.


           ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I.

                                   Page - 35
                         PITNEY BOWES CREDIT CORPORATION

                                     PART IV

       ITEM 14. -- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)   Index of documents filed as part of this report:                                             Page(s)

1.    Consolidated financial statements
         Included in Part II of this report
           Report of independent accountants.................................................           14
           Consolidated statements of income and of retained earnings for each of
           the three years in the period ended December 31, 1997.............................           15
           Consolidated balance sheet at December 31, 1997 and 1996..........................           16
           Consolidated statement of cash flows for each of the three years in
           the period ended December 31, 1997................................................           17
           Notes to consolidated financial statements........................................        18-33
2.    Financial statement schedules
         Valuation and qualifying accounts and reserves (Schedule II)........................           38

         The additional financial data should be read in conjunction with the financial statements included in Item 8 to this Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Index to Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         REG S-K                                                                    STATE OR INCORPORATION
         EXHIBITS                            DESCRIPTION                                   BY REFERENCE
         --------          --------------------------------------------             ----------------------------
             (3)           1.  Certificate of Incorporation, as amended             Incorporated by reference to
                                                                                    Exhibit (3.1) to Form 10-K
                                                                                    (No. 01-13497) as filed with
                                                                                    the Commission on
                                                                                    March 21, 1996.

                           2.  By-Laws, as amended                                  Incorporated by reference to
                                                                                    Exhibit (3.2) to Form
                                                                                    10 on Registration Statement
                                                                                    (No. 01-13497) as filed with the
                                                                                    Commission on May 1, 1985.

             (4)           (a) Form of Indenture dated as of May 1, 1985            Incorporated by reference to
                               between the Company and Bankers Trust                Exhibit (4a) to Registration
                               Company, as Trustee                                  Statement on Form S-3
                                                                                    (No. 2-97411) as filed with the
                                                                                    Commission on May 1, 1985.

                           (b) Form of First Supplemental Indenture                 Incorporated by reference to
                               dated as of December 1, 1986 between                 Exhibit (4b) to Registration
                               the Company and Bankers Trust Company,               Statement on Form S-3 (No.
                               as Trustee.                                          33-10766) as filed with the
                                                                                    Commission on December 12, 1986.

                           (c) Form of Second Supplemental Indenture                Incorporated by reference to
                               dated as of February 15, 1989 between                Exhibit (4c) to Registration
                               the Company and Bankers Trust Company,               Statement on Form S-3 (No.
                               as Trustee.                                          33-27244) as filed with the
                                                                                    Commission on February 24, 1989.

                                   Page - 36
                         PITNEY BOWES CREDIT CORPORATION

3.    Index to Exhibits (numbered in accordance with Item 601 of Regulation S-K) [continued]

         REG S-K                                                                     STATE OR INCORPORATION
         EXHIBITS                            DESCRIPTION                                 BY REFERENCE
         --------          ------------------------------------------               ------------------------------

                           (d) Form of Third Supplemental Indenture                 Incorporated by reference to
                               dated as of May 1, 1989 between the                  Exhibit (1) on Form 8-K
                               Company and Bankers Trust Company,                   (No. 0-13497) as filed with
                               as Trustee.                                          the Commission on May 16, 1989.

                           (e) Letter Agreement between Pitney Bowes Inc.           Incorporated by reference to
                               and Bankers Trust Company, as Trustee.               Exhibit (4b) to Registration
                                                                                    Statement on Form S-3 (No.
                                                                                    2-97411) as filed with the
                                                                                    Commission on May 1, 1985.

                           (f) Indenture dated as of November 1, 1995               Incorporated by reference to
                               between the Company and Chemical Bank,               Exhibit (4a) to Amendment
                               as Trustee.                                          No.1 to Registration statement
                                                                                    on Form S-3 (No. 33-62485) as
                                                                                    filed with the Commission on
                                                                                    November 2, 1995.

             (10)          Material Contracts
                           1.  First Amended and Restated Operating                 Incorporated by reference to
                               Agreement dated November 6, 1996,                    Exhibit (i) on Form 10-Q
                               between the Company and Pitney Bowes Inc.            (No. 01-13497) as filed with
                                                                                    the Commission on
                                                                                    November 13, 1996.

                           2.  Tax Sharing Agreement dated April 1, 1977            Incorporated by reference to
                               between the Company and Pitney Bowes Inc.            Exhibit (10.3) to Form 10 as
                                                                                    filed with the Commission
                                                                                    on May 1, 1985.

                           3.  Amended and Restated Finance Agreement,              Incorporated by reference to
                               dated June 12, 1995 between the Company              Exhibit (i) on Form 8-K
                               and Pitney Bowes Inc.                                (No. 01-13497) as filed
                                                                                    with the Commission on
                                                                                    June 12, 1995.

             (12)          Computation of ratio of earnings to fixed charges        Exhibit (i)

             (21)          Subsidiaries of the registrant                           Exhibit (ii)

             (27)          Financial Data Schedule                                  Exhibit (iii)


(b) A report on Form 8-K was filed during the first quarter of fiscal 1998. Such report related to the issuance during January 1998, of the Company's 5.65% Notes due January 15, 2003.

                                   Page - 37
                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PITNEY BOWES CREDIT CORPORATION

                            By /s/ MATTHEW S. KISSNER
                               ----------------------
                               Matthew S. Kissner
                               President and Chief Executive Officer

Dated:  March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         By       /s/  MATTHEW S. KISSNER                 Dated:  March 27, 1998
                  -----------------------
                  Matthew S. Kissner
                  President and Chief Executive Officer

         By       /s/  G. KIRK HUDSON                     Dated:  March 27, 1998
                  ----------------------
                  G. Kirk Hudson
                  Vice President-Finance
                  (Principal Financial and Accounting Officer)

         By       /s/  MARC C. BRESLAWSKY                 Dated:  March 27, 1998
                  -----------------------
                  Marc C. Breslawsky
                  Director

         By       /s/  MICHAEL J.  CRITELLI               Dated:  March 27, 1998
                  -------------------------
                  Michael J. Critelli
                  Director

         By       /s/  SARA E. MOSS                       Dated:  March 27, 1998
                  ----------------------
                  Sara E. Moss
                  Director

         By       /s/  MURRAY L. REICHENSTEIN             Dated:  March 27, 1998
                  ---------------------------
                  Murray L. Reichenstein
                  Director

         By       /s/  HARRY W. NEINSTEDT                 Dated:  March 27, 1998
                  -----------------------
                  Harry W. Neinstedt
                  Director

         By       /s/  DOUGLAS A. RIGGS                   Dated:  March 27, 1998
                  ----------------------
                  Douglas A. Riggs
                  Director

         By       /s/  JOHN N.D. MOODY                    Dated:  March 27, 1998
                  ----------------------
                  John N.D. Moody
                  Director

         By       /s/  ARLEN F. HENOCK                    Dated:  March 27, 1998
                  ----------------------
                  Arlen F. Henock
                  Director

                                   Page - 38
                         PITNEY BOWES CREDIT CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE YEARS ENDED DECEMBER 31, 1995 TO 1997


                              Allowance for credit loss (shown on balance sheet as deduction from net investments)
                         ------------------------------------------------------------------------------
                                                  Additions          Deductions -
                            Balance at           charged to          uncollectible
                             beginning            costs and            accounts            Balance at
                              of year             expenses            written off          end of year

         1997               $   98,721            $  78,320            $  60,453            $ 116,588

         1996               $  101,355            $  66,529            $  69,163            $  98,721

         1995               $   95,271            $  58,549            $  52,465            $ 101,355

                                   Page - 39
                         PITNEY BOWES CREDIT CORPORATION

                                   Exhibit (i)
                Computation of Ratio of Earnings to Fixed Charges

                            (in thousands of dollars)

                                                           Years Ended December 31,
                                    --------------------------------------------------------------------------
                                             1997         1996         1995         1994         1993
                                             ----         ----         ----         ----         ----


Income before income taxes..........    $ 277,116    $ 266,089    $ 231,334    $ 218,913    $ 189,960
                                          -------      -------      -------      -------      -------
Fixed charges:
  Interest on debt..................      197,234      201,543      202,090      151,239      137,372
  One-third of rent expense.........        1,686        1,530        1,519        1,463        1,575
                                          -------      -------      -------      -------      -------
Total fixed charges.................      198,920      203,073      203,609      152,702      138,947
                                          -------      -------      -------      -------      -------

Earnings before fixed charges.......    $ 476,036    $ 469,162    $ 434,943    $ 371,615    $ 328,907
                                          =======      =======      =======      =======      =======

Ratio of earnings to
  fixed charges (1).................        2.39X        2.31X        2.14X        2.43X        2.37X
                                          =======      =======      =======      =======      =======






The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of interest on debt and one-third of rent expense as representative of the interest portion.

                                   Page - 40
                        PITNEY BOWES CREDIT CORPORATION

                                  Exhibit (ii)
                         Subsidiaries of the Registrant

The Registrant, Pitney Bowes Credit Corporation, a Delaware corporation, is a subsidiary of Pitney Bowes Inc.

The following are subsidiaries of the Registrant as of December 31, 1997:

                                                                                             Country or State
Company Name                                                                                 of Incorporation

Atlantic Mortgage & Investment Corporation   (AMIC)                                          Florida
     RE Properties Management Corporation   (Subsidiary of AMIC)                             Delaware
Colonial Pacific Leasing Corporation (CPLC)                                                  Massachusetts
     Colonial Asset Funding Company I, Inc. (Subsidiary of CPLC)
FSL Holdings Inc.                                                                            Connecticut
    FSL Risk Managers (Subsidiary of FSL Holdings Inc.)                                      New York
    FSL Valuation Services Inc. (Subsidiary of FSL Holdings Inc.)                            Connecticut
    Financial Structures Limited (Subsidiary of FSL Holdings Inc.)                           Bermuda
       Financial Structures Insurance Company (Subsidiary of Financial Structures Limited)   New York
PB CFSC I Inc.                                                                               US Virgin Islands
PB Funding Corporation                                                                       Delaware
PB Global Holdings Inc.                                                                      Connecticut
     PBA Foreign Sales Corporation (Subsidiary of PB Global Holdings Inc.)                   Barbados
PB Global Holdings II Inc.                                                                   Connecticut
     Tower FSC Ltd. (Subsidiary of PB Global Holdings II Inc.)                               Bermuda
PB Global Holdings III Inc.                                                                  Connecticut
     PB Nikko FSC Ltd. (Subsidiary of PB Global Holdings III Inc.)                           Bermuda
PB Global Holdings IV Inc.                                                                   Connecticut
     PB Nihon FSC Ltd. (Subsidiary of PB Global Holdings IV Inc.)                            Bermuda
PB Leasing Services Inc.                                                                     Nevada
PBL Holdings Inc.                                                                            Nevada
The Pitney Bowes Bank, Inc.                                                                  Utah
Pitney Bowes Insurance Agency, Inc.                                                          Connecticut
PB Public Finance Inc.                                                                       Delaware
Pitney Bowes Business to Business Inc.                                                       Delaware
Pitney Structured Funding I Inc.                                                             Delaware
Pitney Bowes Real Estate Financing Corporation (PREFCO)                                      Delaware
     PREFCO I Inc.                          (Subsidiary of PREFCO)                           Delaware
     PREFCO I LP Inc                        (Subsidiary of PREFCO)                           Delaware
     PREFCO II Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO III Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO III LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO IV Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO IV LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO V Inc.                          (Subsidiary of PREFCO)                           Delaware
     PREFCO V LP Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO VI Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO VI LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO VII Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO VII LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO VIII Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO VIII LP Inc.                    (Subsidiary of PREFCO)                           Delaware
     PREFCO IX Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO IX LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO X Inc.                          (Subsidiary of PREFCO)                           Delaware
     PREFCO XI Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO XI LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO XII Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO XII LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XIII Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO XIII LP Inc.                    (Subsidiary of PREFCO)                           Delaware
     PREFCO XIV Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO XIV LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XV Inc.                         (Subsidiary of PREFCO)                           Delaware

                                   Page - 41
                        PITNEY BOWES CREDIT CORPORATION

                                  Exhibit (ii)
                   Subsidiaries of the Registrant (continued)

                                                                                             Country or State
Company Name                                                                                 of Incorporation


     PREFCO XV LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO XVI Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO - Dayton Community Urban Redevelopment Corporation
                                            (Subsidiary of PREFCO XVI Inc.)                  Ohio
     PREFCO XVI LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XVII Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO XVII LP Inc.                    (Subsidiary of PREFCO)                           Delaware
     PREFCO XVIII Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO XVIII LP Inc.                   (Subsidiary of PREFCO)                           Delaware
     PREFCO XIX Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO XX Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO XXI Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO XXI LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XXII Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO XXII LP Inc.                    (Subsidiary of PREFCO)                           Delaware
