Form 10-Q
period 1998-03-31
PITNEY BOWES CREDIT CORP
filed 1998-05-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

As of May 8, 1998, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION




            PART I -- FINANCIAL INFORMATION
                ITEM 1. -- FINANCIAL STATEMENTS
                    Consolidated Statement of Income:
                      Three Months Ended March 31, 1998 and 1997..........................................        3
                    Consolidated Balance Sheet:
                      March 31, 1998 and December 31, 1997................................................        4
                    Consolidated Statement of Cash Flows:
                      Three Months Ended March 31, 1998 and 1997..........................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS OF
                    THE RESULTS OF OPERATIONS AND FINANCIAL
                      CONDITION...........................................................................        8


            PART II -- OTHER INFORMATION
                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       11
                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       11
                SIGNATURES................................................................................       12
                Exhibit (i) -- Computation of Ratio of Earnings
                    to Fixed Charges......................................................................       13
                Exhibit (ii)--  Financial Data Schedule...................................................       14

                                  Page 3 of 14
                         PART I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                           1998                   1997
                                                                                           ----                   ----
                REVENUE

                  Finance income.......................................               $ 154,006               $ 168,649
                  Mortgage servicing revenue...........................                  23,312                  14,745
                                                                                        -------                 -------

                   Total revenue.......................................                 177,318                 183,394
                                                                                        -------                 -------

                EXPENSES

                  Selling, general and administrative..................                  43,523                  41,601
                  Interest.............................................                  40,399                  49,895
                  Provision for credit losses..........................                  14,778                  15,055
                  Depreciation and amortization........................                  12,262                  10,504
                                                                                        -------                 -------

                   Total expenses......................................                 110,962                 117,055
                                                                                        -------                 -------

                Income before income taxes.............................                  66,356                  66,339
                Provision for income taxes.............................                  19,507                  21,101
                                                                                        -------                 -------

                Net income.............................................              $   46,849              $   45,238
                                                                                        =======                 =======

                Ratio of earnings to fixed charges.....................                   2.63X                   2.32X
                                                                                        =======                 =======








                 See Notes to Consolidated Financial Statements

                                  Page 4 of 14
                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                            (in thousands of dollars)


                                                                                 March 31,       December 31,
                                                                                   1998              1997
                                                                                 ---------        -----------
ASSETS

Cash.................................................................         $      40,568      $     36,320
                                                                                  ---------         ---------
Investments:
  Finance assets.....................................................             3,440,439         3,475,538
  Investment in leveraged leases.....................................               697,730           667,779
  Investment in operating leases, net of accumulated depreciation....                29,654            32,112
  Allowance for credit losses........................................              (114,833)         (116,588)
                                                                                  ---------         ---------

    Net investments..................................................             4,052,990         4,058,841
                                                                                  ---------         ---------

Mortgage servicing rights, net of accumulated amortization...........               373,255           220,912
Assets held for sale.................................................               418,020           305,228
Investment in partnership............................................               203,473           158,327
Loans and advances to affiliates.....................................                38,394           290,488
Other assets.........................................................               354,985           258,224
                                                                                  ---------         ---------

      Total assets...................................................          $  5,481,685      $  5,328,340
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................          $  1,713,050      $  1,970,110
Short-term notes payable to affiliates...............................                61,979                 -
Accounts payable to affiliates.......................................               197,247           232,917
Accounts payable and accrued liabilities.............................               279,837           199,905
Deferred taxes.......................................................               538,875           510,060
Senior notes payable after one year..................................             1,300,000         1,050,000
Subordinated notes payable...........................................               270,487           270,487
                                                                                  ---------         ---------

     Total liabilities...............................................             4,361,475         4,233,479
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital surplus......................................................                41,725            41,725
Retained earnings....................................................             1,032,485         1,007,136
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,120,210         1,094,861
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,481,685      $  5,328,340
                                                                                  =========         =========





                 See Notes to Consolidated Financial Statements

                                  Page 5 of 14
                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)



                                                                                Three Months Ended March 31,
                                                                                ----------------------------

                                                                                      1998              1997
                                                                                      ----              ----

OPERATING ACTIVITIES

Net income.................................................................    $     46,849       $   45,238
Adjustments to reconcile net income to cash provided by
 operating activities:
  Provision for credit losses..............................................          14,778           15,055
  Depreciation and amortization............................................          12,262           10,504
  (Decrease) in accounts payable to affiliates.............................         (35,670)          (7,863)
  Increase in deferred taxes...............................................          28,815           22,876
  (Increase) in other current assets.......................................         (35,685)          (6,362)
  (Increase) in deferred charges and other non-current assets..............         (61,720)            (796)
  Increase in accounts payable and accrued liabilities.....................          79,932           25,063
  Other, net...............................................................           2,171            4,410
                                                                                  ---------        ---------

Net cash provided by operating activities..................................          51,732          108,125
                                                                                  ---------        ---------

INVESTING ACTIVITIES
  Investment in net finance assets.........................................        (367,773)        (536,986)
  Investment in operating leases...........................................             (47)          (2,634)
  Investment in leveraged leases...........................................         (21,792)               -
  Investment in assets held for sale.......................................        (118,444)        (167,507)
  Investment in partnership................................................         (22,473)               -
  Cash receipts collected under lease contracts, net of finance
     income recognized.....................................................         361,474          682,950
  Investment in mortgage service rights....................................        (161,434)         (39,850)
  Loans and advances to affiliates, net....................................         252,000           (8,502)
  Additions to equipment and leasehold improvements........................          (2,414)          (2,623)
                                                                                  ---------        ---------

Net cash used in investing activities......................................         (80,903)         (75,152)
                                                                                  ---------        ---------

FINANCING ACTIVITIES
  (Decrease) increase in short-term debt, net..............................        (195,081)         274,342
  Settlement of long-term debt.............................................               -         (200,000)
  Proceeds from senior notes...............................................         250,000                -
  Settlement of short-term loans from affiliates...........................               -          (74,538)
  Dividends paid to Pitney Bowes Inc.......................................         (21,500)         (19,500)
                                                                                  ---------        ---------

Net cash provided by (used in) financing activities........................          33,419          (19,696)
                                                                                  ---------        ---------

Increase in cash...........................................................           4,248           13,277
Cash at beginning of period................................................          36,320           20,937
                                                                                  ---------        ---------

Cash at end of period......................................................    $     40,568       $   34,214
                                                                                  =========        =========


Interest paid..............................................................    $     33,505       $   48,968
                                                                                  =========        =========

Income taxes refunded, net.................................................    $     (2,006)      $   (7,756)
                                                                                  =========        =========


                 See Notes to Consolidated Financial Statements

                                  Page 6 of 14
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 -- General

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation ("the Company" or "PBCC"), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 have been included. Certain amounts from prior periods have been reclassified to conform to current year presentation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.
  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2 --Finance Assets

The composition of the Company's finance assets is as follows:

                                                                                  March 31,     December 31,
           (in thousands of dollars)                                                1998             1997
                                                                                  ---------     ------------

            Gross finance receivables......................................    $  3,868,835      $ 3,923,767
            Unguaranteed residual valuation................................         445,839          461,051
            Initial direct costs deferred..................................          88,048           85,497
            Unearned income................................................        (962,283)        (994,777)
                                                                                  ---------        ---------

              Total finance assets.........................................    $  3,440,439      $ 3,475,538
                                                                                  =========        =========


Note 3 -- Mortgage Servicing Rights

  Mortgage servicing rights ("MSR") are recorded at the lower of amortized cost or the present value of estimated net servicing income, which does not exceed fair market value and are amortized in proportion to, and over the period of, estimated net servicing income. Fair value is estimated using a discounted cash flow model which incorporates market discount and prepayment rates as well as other assumptions that market participants would use in their estimates of future servicing income and expense. The Company's policy for evaluating MSRs for impairment is to stratify the mortgage servicing rights based on the predominant risk characteristics of the underlying loans. Upon evaluation, adjustments to current period operations and the valuation allowance are made if any individual portfolio stratum is deemed impaired. Based on an evaluation performed as of March 31, 1998, no impairment was recognized in the Company's MSR portfolio.

                                  Page 7 of 14
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 -- Notes Payable

The composition of the Company's notes payable is as follows:

                                                                                 March 31,       December 31,
         (in thousands of dollars)                                                 1998              1997
                                                                                 ---------         ---------
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 5.59% (5.66% in 1997)........................     $ 1,077,050      $ 1,361,110
           Notes payable against bank lines of credit and others at a
             weighted average interest rate of 1.57% (1.68% in 1997).......         411,000          384,000
           Current installment of long-term debt due within one year at
              interest rates of 5.84% to 6.31% (5.84% to 6.31% in 1997)....         225,000          225,000
                                                                                  ---------        ---------

            Total senior notes payable due within one year.................       1,713,050        1,970,110

            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% (6.06% to 9.25% in 1997)......................       1,300,000        1,050,000
                                                                                  ---------        ---------

            Total senior notes payable.....................................       3,013,050        3,020,110
                                                                                  ---------        ---------

         Short-term Notes Payable to Affiliates:
            Notes payable to Pitney Bowes Inc. at a weighted
              average interest rate of 5.56%...............................          61,700                -
            Notes payable to Pitney Bowes Deutschland at a
              weighted average interest rate of 3.50%......................             279                -
                                                                                  ---------        ---------

            Total short-term notes payable to affiliates...................          61,979                -
                                                                                  ---------        ---------
         Subordinated Notes Payable:
            Non-interest bearing notes due Pitney Bowes Inc................         270,487          270,487
                                                                                  ---------        ---------

         Total notes payable...............................................     $ 3,345,516      $ 3,290,597
                                                                                  =========        =========


                                  Page 8 of 14
                         PITNEY BOWES CREDIT CORPORATION

     ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations

First Quarter of 1998 Compared to First Quarter of 1997

     Finance income in the first quarter of 1998 decreased 3.3 percent to $177.3 million compared to $183.4 million in 1997. Finance income for internal small-ticket financing programs increased 4.5 percent to $86.4 million from $82.6 million primarily due to higher income from fee- and service-based programs and a higher earning asset base. Finance income for external large-ticket financing programs decreased to $30.8 million from $47.9 million primarily due to lower external large-ticket investment levels in accordance with the Company's strategy to shift the foundation of the external financing business from asset-based to fee- and service- based revenues. Finance income related to external small-ticket financing programs decreased to $36.8 million from $38.1 million compared to the first quarter of 1997, primarily due to lower yields on new business underwritten with tighter credit standards at Colonial Pacific Leasing Corporation ("CPLC") and from lower earning asset levels in the Dictaphone and Monarch portfolios.
     Revenue generated from mortgage servicing increased 58.1 percent to $23.3 million in the first quarter of 1998 compared with $14.8 million in the first quarter of 1997, due to a larger mortgage servicing portfolio and mortgage refinancing fees, which is in keeping with the Company's fee-based income growth strategy.
     Selling, general and administrative ("SG&A") expenses increased 4.6 percent to $43.5 million in the first quarter of 1998 compared to $41.6 million in 1997. SG&A for internal small-ticket financing programs increased to $16.1 million from $15.5 million principally due to higher professional fees and outsourcing expenses related to new business initiatives as well as consulting services in support of strategic initiatives such as improvements to information technology and customer service. SG&A for external large-ticket financing programs increased to $6.0 million in 1998 from $5.7 million in 1997 due to higher personnel related expenses. SG&A for external small-ticket financing programs decreased to $14.1 million from $15.3 million principally due to lower sales assistance fees paid by CPLC. SG&A expenses related to mortgage servicing increased 41.9 percent to $7.3 million in 1998 from $5.1 million in 1997 primarily due to the administration of a larger mortgage servicing portfolio.
     Depreciation on operating leases was $1.9 million in the first quarter of 1998 compared to $4.1 million in 1997 reflecting a lower operating lease investment balance at March 31, 1998 compared to March 31, 1997. Amortization of mortgage servicing rights was $9.3 million in the first quarter of 1998 compared to $5.7 million in 1997 due to a larger mortgage servicing portfolio. Costs associated with the Company's participation in partnership transactions were $1.1 million for the first quarter of 1998 compared to $0.7 million for the first quarter of 1997. This increase reflects a partnership created in connection with an asset transfer made during the fourth quarter of 1997.
     The provision for credit losses was $14.8 million for the first quarter of 1998 compared with $15.1 million in 1997. The provision for internal small-ticket financing programs decreased to $8.0 million from $8.2 million primarily due to lower reserve requirements partly offset by increased provisions for new business initiatives. The provision for external small-ticket financing programs was $6.3 million for the first quarter of 1998 compared to $6.4 million in 1997, reflecting a lower Dictaphone and Monarch portfolio. The provision for external large-ticket financing programs was $0.5 million in the first quarter of both 1998 and 1997.
     The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) decreased slightly from 2.55 percent at December 31, 1997 to 2.54 percent at March 31, 1998. PBCC charged $16.5 million and $11.4 million against the allowance for credit losses through the first quarter of 1998 and 1997, respectively.
     Interest expense was $40.4 million in the first quarter of 1998 compared with $49.9 million in 1997. The decrease reflects lower average borrowings in 1998 combined with lower interest rates. The lower borrowing levels were due to decreased external large-ticket asset levels offset by higher internal and external small-ticket asset levels as well as an increased mortgage servicing portfolio. The effective interest rate on average borrowings was 5.98 percent for the first quarter of 1998 compared to 6.16 percent for the same period of 1997. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.
     The effective tax rate for the first quarter of 1998 was 29.4 percent compared with 31.8 percent for the same period of 1997. The decrease is primarily due to lower tax provision requirements relating to certain leveraged lease transactions.
     The Company's ratio of earnings to fixed charges was 2.63 times for the first quarter of 1998 compared with 2.32 times for the same period of 1997. The increase reflects the disposition of external large-ticket assets, proceeds from which were used for debt reduction.

                                  Page 9 of 14
                        PITNEY BOWES CREDIT CORPORATION

     ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION (CONTINUED)



Financial Condition

Liquidity and Capital Resources

     The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 53 percent short-term and 47 percent long-term at March 31, 1998 and 60 percent short-term and 40 percent long-term at December 31, 1997. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 37 percent variable-rate and 63 percent fixed-rate at March 31, 1998 and 47 percent variable-rate and 53 percent fixed-rate at December 31, 1997. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.
     During January 1998, PBCC issued $250 million of debt securities available under the shelf registration. Proceeds from the debt issuance will be used to help meet the Company's financing needs for the current year. The Company intends to file a new shelf registration statement during 1998. The Company also entered into an interest rate swap agreement for $125 million to better control its sensitivity to interest rate volatility. The Company had unused lines of credit and revolving credit facilities totaling $1.5 billion at March 31, 1998, largely supporting its commercial paper borrowings.
     The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received is recognized as an adjustment to interest expense. The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal.
     Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.
     Gross finance assets at the end of the first quarter of 1998 decreased 1.6 percent from December 31, 1997. The decrease is principally due to the shift in emphasis from asset-based investments in the external large-ticket segment to fee-based transactions. Overall levels of lease receivables are in line with management's expectations.
     The Company continues to actively pursue a strategy of external large-ticket asset sales, thereby allowing the Company to focus on fee- and service-based revenue rather than asset-based income.
     The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was .87 times at March 31, 1998 and .89 times at December 31, 1997.
     The Company will continue to use cash to invest in finance assets with emphasis on internal and external small-ticket leasing transactions and controlled investment in external large-ticket financing programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of external financing activity, capital requirements for new business initiatives, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

                                  Page 10 of 14
                         PITNEY BOWES CREDIT CORPORATION

     ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION (CONTINUED)



The Company wants to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future) in this Form 10-Q or those made by the Company's management, involve risks and uncertainties and may change based on various important factors. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include: the level of business and financial performance of Pitney Bowes Inc; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the level of the Company's success at managing customer credit risk.

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


    b. A report on Form 8-K was filed on February 4, 1998.  Such report,  dated
       January 13, 1998,  pertained to the  issuance of the  Company's  5.65%
       Notes due January 15, 2003.




                                  Page 12 of 14
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           PITNEY BOWES CREDIT CORPORATION

                                           By         /s/  G. Kirk Hudson
                                                    ----------------------
                                                        G. Kirk Hudson
                                                   Vice President - Finance
                                                   (Principal Financial and
                                                      Accounting Officer)
Dated:  May 14, 1998

                                  Page 13 of 14
                                   Exhibit (i)
                Computation of Ratio of Earnings to Fixed Charges

                            (in thousands of dollars)



                                                                            Three Months Ended
                                                                                 March 31,
                                                                          -----------------------
                                                                              1998           1997
                                                                              ----           ----

       Income before income taxes.................................       $  66,356      $  66,339
                                                                           -------        -------


       Fixed charges:
         Interest on debt.........................................          40,399         49,895
         One-third of rent expense................................             324            340
                                                                           -------        -------

       Total fixed charges........................................          40,723         50,235
                                                                           -------        -------

       Earnings before fixed charges..............................       $ 107,079      $ 116,574
                                                                           =======        =======

       Ratio of earnings to fixed charges (1).....................           2.63X          2.32X
                                                                           =======        =======









     (1) The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of interest on debt and one-third of rent expense as representative of the interest portion.