Form 10-Q
period 1998-06-30
PITNEY BOWES CREDIT CORP
filed 1998-08-13
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

As of July 31, 1998, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                  Page 2 of 14
                         PITNEY BOWES CREDIT CORPORATION




            Part I -- FINANCIAL INFORMATION

                ITEM 1. -- FINANCIAL STATEMENTS

                    Consolidated Statements of Income:
                      Three and Six Months Ended June 30, 1998 and 1997...................................        3
                    Consolidated Balance Sheets:
                      As of June 30, 1998 and December 31, 1997...........................................        4
                    Consolidated Statements of Cash Flow:
                      Six Months Ended June 30, 1998 and 1997.............................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS OF
                    THE RESULTS OF OPERATIONS AND FINANCIAL
                    CONDITION.............................................................................        8


            Part II -- OTHER INFORMATION
                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       11
                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       11
                SIGNATURE.................................................................................       12
                Exhibit (i) -- Computation of Ratio of Earnings
                    to Fixed Charges......................................................................       13
                Exhibit (ii)--  Financial Data Schedule...................................................       14


                                  Page 3 of 14
                         PART I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                                        ---------------------------        -------------------------

                                                                              1998            1997                1998          1997
                                                                              ----            ----                ----          ----
Revenue:
  Finance income...............................................          $ 177,259       $ 166,442           $ 331,265     $ 335,091
  Mortgage servicing revenue...................................             29,306          16,717              52,618        31,462
                                                                           -------         -------             -------       -------


    Total revenue..............................................            206,565         183,159             383,883       366,553
                                                                           -------         -------             -------       -------
Expenses:
  Selling, general and administrative..........................             53,900          42,140              97,423        83,741
  Interest.....................................................             40,387          51,098              80,786       100,993
  Provision for credit losses..................................             24,052          15,911              38,830        30,966
  Depreciation and amortization................................             14,231           9,833              26,493        20,337
                                                                           -------         -------             -------       -------

    Total expenses.............................................            132,570         118,982             243,532       236,037
                                                                           -------         -------             -------       -------
Income before income taxes.....................................             73,995          64,177             140,351       130,516
Provision for income taxes.....................................             21,903          19,391              41,410        40,492
                                                                           -------         -------             -------       -------
Net income.....................................................          $  52,092       $  44,786           $  98,941     $  90,024
                                                                           =======         =======             =======       =======
Ratio of earnings to fixed charges.............................              2.82X           2.25X               2.72X         2.28X
                                                                           =======         =======             =======       =======








                 See Notes to Consolidated Financial Statements

                                  Page 4 of 14
                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                 June 30,        December 31,
                                                                                   1998              1997
                                                                                ---------        ------------
ASSETS

Cash.................................................................          $     48,562      $     36,320

Investments:
  Finance assets.....................................................             3,275,584         3,475,538
  Investment in leveraged leases.....................................               713,742           667,779
  Investment in operating leases, net of accumulated depreciation....                43,972            32,112
  Allowance for credit losses........................................              (121,880)         (116,588)
                                                                                  ---------         ---------

    Net investments..................................................             3,911,418         4,058,841
                                                                                  ---------         ---------

Mortgage servicing rights, net of accumulated amortization...........               360,256           220,912
Assets held for sale.................................................               394,812           305,228
Investment in partnership............................................               202,329           158,327
Loans and advances to affiliates.....................................                32,601           290,488
Other assets.........................................................               274,050           258,224
                                                                                  ---------         ---------

       Total assets..................................................          $  5,224,028      $  5,328,340
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................          $  1,618,346      $  1,970,110
Short-term notes payable to affiliates...............................                   277                 -
Accounts payable to affiliates.......................................               177,923           232,917
Accounts payable and accrued liabilities.............................               196,786           199,905
Deferred taxes.......................................................               509,407           510,060
Senior notes payable after one year..................................             1,300,000         1,050,000
Subordinated notes payable...........................................               270,487           270,487
                                                                                  ---------         ---------

     Total liabilities...............................................             4,073,226         4,233,479
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital surplus......................................................                41,725            41,725
Retained earnings....................................................             1,063,077         1,007,136
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,150,802         1,094,861
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,224,028      $  5,328,340
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                                  Page 5 of 14
                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                                  Six Months Ended June 30,
                                                                                ----------------------------

                                                                                      1998              1997
                                                                                      ----              ----
Operating Activities
Net income.................................................................      $   98,941       $   90,024
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Provision for credit losses..............................................          38,830           30,966
  Depreciation and amortization............................................          26,493           20,337
  (Decrease) increase in accounts payable to affiliates....................         (54,994)          13,399
  Increase in deferred taxes...............................................          44,888           39,142
  Decrease (increase) in other current assets..............................          25,731           (9,032)
  Increase in other non-current assets.....................................         (42,324)         (17,962)
  (Decrease) increase in accounts payable and accrued liabilities..........          (3,119)          21,488
  Other, net...............................................................             437            4,568
                                                                                  ---------        ---------

Net cash provided by operating activities..................................         134,883          192,930
                                                                                  ---------        ---------


Investing Activities
Investment in net finance assets...........................................        (700,689)        (988,567)
Investment in operating leases.............................................         (20,050)         (11,807)
Investment in leveraged leases.............................................         (50,217)         (13,328)
Investment in assets held for sale.........................................        (170,245)        (326,344)
Investment in partnership..................................................         (22,473)               -
Cash receipts collected under lease contracts, net of finance
  income recognized........................................................         892,415        1,197,206
Investment in mortgage service rights......................................        (159,584)         (66,234)
Loans and advances to affiliates, net......................................         257,916           (1,651)
Additions to equipment and leasehold improvements..........................          (5,227)          (6,711)
                                                                                  ---------        ---------

Net cash provided by (used in) investing activities........................          21,846         (217,436)
                                                                                  ---------        ---------

Financing Activities
(Decrease) increase in short-term debt.....................................        (226,487)         382,376
Settlement of long-term debt...............................................        (125,000)        (245,500)
Proceeds from issuance of senior notes.....................................         250,000                -
Short-term loans from affiliates...........................................               -          (43,800)
Dividends paid to Pitney Bowes Inc.........................................         (43,000)         (39,000)
                                                                                  ---------        ---------

Net cash (used in) provided by financing activities........................        (144,487)          54,076
                                                                                  ---------        ---------

Increase in cash...........................................................          12,242           29,570
Cash at beginning of period................................................          36,320           20,937
                                                                                  ---------        ---------

Cash at end of period......................................................      $   48,562       $   50,507
                                                                                  =========        =========

Interest paid..............................................................      $   82,191       $  113,056
                                                                                  =========        =========


Income taxes refunded, net.................................................      $  (12,892)      $   (4,744)
                                                                                  =========        =========

                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1 -- General

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation ("the Company" or "PBCC"), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.
  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2 -- New Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet and measure those instruments at fair market value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. PBCC will be required to implement this statement beginning January 1, 2000. The Company is currently in the process of evaluating the potential impact of implementing this statement.

Note 3 --Finance Assets

The composition of the Company's finance assets is as follows:

                                                                                  June 30,        December 31,
           (in thousands of dollars)                                                1998              1997
                                                                                 ---------        ------------
            Gross finance receivables......................................    $  3,690,923      $ 3,926,540
            Unguaranteed residual valuation................................         444,351          461,051
            Initial direct costs deferred..................................          83,011           85,497
            Unearned income................................................        (942,701)        (997,550)
                                                                                  ---------        ---------

              Total finance assets.........................................     $ 3,275,584      $ 3,475,538
                                                                                  =========        =========


Note 4 -- Mortgage Servicing Rights

   Mortgage servicing rights ("MSR") are recorded at the lower of amortized cost or present value of the estimated net servicing income, which does not exceed fair market value, and are amortized in proportion to, and over the period of, estimated net servicing income. Fair value is estimated using a discounted cash flow model which incorporates market discount and prepayment rates as well as other assumptions that market participants would use in their estimates of future servicing income and expense. The Company's policy for evaluating MSR for impairment is to stratify the mortgage servicing rights based on the predominant risk characteristics of the underlying loans. Upon evaluation, adjustments to current period operations and the valuation allowance are made if any individual portfolio stratum is deemed impaired. Based on the evaluation performed at June 30, 1998, no impairment was recognized in the Company's MSR portfolio.

                                  Page 7 of 14
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
Note 5 -- Notes Payable

The composition of the Company's notes payable is as follows:
                                                                                   June 30,     December 31,
         (in thousands of dollars)                                                   1998           1997
                                                                                  ---------     ------------
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 5.57% (5.66% in 1997)........................     $   888,450      $ 1,361,110
           Notes payable against bank lines of credit and others at weighted
             average interest rates of 1.23% to 6.60% (1.68% in 1997)......         629,896          384,000
           Current installment of long-term debt due within one year at
              an interest rate of 6.31% (5.84% to 6.31% in 1997)...........         100,000          225,000
                                                                                  ---------        ---------

            Total senior notes payable due within one year.................       1,618,346        1,970,110

            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% (6.06% to 9.25% in 1997)......................       1,300,000        1,050,000
                                                                                  ---------        ---------

            Total senior notes payable.....................................       2,918,346        3,020,110

         Short-term Notes Payable to Affiliates:
            Notes payable to Pitney Bowes Deutschland at a
              weighted average interest rate of 3.50%......................             277                -

         Subordinated Notes Payable:
            Non-interest bearing notes due Pitney Bowes Inc................         270,487          270,487
                                                                                  ---------        ---------

         Total notes payable...............................................     $ 3,189,110      $ 3,290,597
                                                                                  =========        =========


Note 6 -- Subsequent Events

   On July 15, 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement allows PBCC to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750,000,000. The debt securities will be offered in amounts, at prices and at terms to be determined at the time of sale and which will be set forth in supplements to the prospectus forming part of the shelf registration statement. The registration statement was declared effective on July 28, 1998.

                                  Page 8 of 14
                         PITNEY BOWES CREDIT CORPORATION

                   ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS
               OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION



Results of Operations

Second Quarter of 1998 Compared to Second Quarter of 1997

   Finance income in the second quarter of 1998 increased 6.5 percent to $177.3 million compared to $166.4 million in 1997. Finance income for internal small-ticket financing programs increased 5.5 percent to $87.2 million from $82.6 million primarily due to higher income from fee- and service-based programs and a higher earning asset base. Finance income for external large-ticket financing programs decreased to $37.0 million from $44.2 million primarily due to lower external large-ticket investment levels in accordance with the Company's strategy to shift the foundation of the external financing business from asset-based to fee- and service- based revenues. Included in finance income for external large-ticket financing for the second quarter of 1998 were gains on asset sales of $6.2 million. Finance income related to external small-ticket financing programs increased to $53.1 million from $39.6 million in the second quarter of 1997. Included in the second quarter 1998 amount is a gain on an asset sale of $14.9 million. Also included is finance income of $2.5 million from the Dictaphone and Monarch portfolios for the second quarters of both 1998 and 1997. Aside from these effects, finance income decreased primarily due to lower yields on new business underwritten with tighter credit standards at Colonial Pacific Leasing Corporation ("CPLC").
   Revenue generated from mortgage servicing increased 75.3 percent to $29.3 million in the second quarter of 1998 compared with $16.7 million in the second quarter of 1997, due to a larger mortgage servicing portfolio and mortgage refinancing fees, which is in keeping with the Company's fee-based income growth strategy.
   Selling, general and administrative ("SG&A") expenses increased 27.9 percent to $53.9 million in the second quarter of 1998 compared to $42.1 million in 1997. SG&A for internal small-ticket financing programs increased to $16.5 million from $15.8 million principally due to higher professional fees and outsourcing expenses related to new business initiatives as well as consulting services in support of strategic initiatives such as improvements to information technology and customer service. SG&A for external large-ticket financing programs increased to $6.6 million in 1998 from $5.6 million in 1997 largely due to costs related to an asset sale made in the second quarter of 1998. SG&A for external small-ticket financing programs increased to $21.2 million from $15.3 million. Included in these amounts were costs incurred in connection with an asset sale of $6.9 million in the second quarter of 1998. Also included are SG&A expenses from the Dictaphone and Monarch portfolios of $0.4 and $0.6 million in 1998 and 1997, respectively. Aside from these effects, SG&A expenses decreased principally due to lower sales assistance fees paid by CPLC. SG&A expenses related  to  mortgage  servicing  increased  to $9.6  million  in 1998 from $5.5 million in 1997 primarily due to the administration of a larger mortgage servicing portfolio.
   Depreciation on operating leases was $1.6 million in the second quarter of 1998 compared to $2.3 million in 1997 reflecting a lower operating lease investment balance at June 30, 1998 compared to June 30, 1997. Amortization of mortgage servicing rights was $11.2 million in the second quarter of 1998 compared to $6.1 million in 1997 due to a larger mortgage servicing portfolio. Costs associated with the Company's participation in partnership transactions were $0.8 million for the second quarter of 1998 compared to $0.6 million for the second quarter of 1997. This increase reflects a partnership created in connection with an asset transfer made during the fourth quarter of 1997.
   The provision for credit losses was $24.1 million for the second quarter of 1998 compared with $15.9 million in 1997. The provision for internal small-ticket financing programs decreased to $8.0 million from $8.9 million primarily due to lower reserve requirements partly offset by increased provisions for new business initiatives. The provision for external small-ticket financing programs was $15.5 million for the second quarter of 1998 compared to $6.6 million in 1997. Included in these amounts was a credit loss provision of $8.0 million recognized in connection with an asset sale in the second quarter of 1998. These amounts also include credit losses from the Dictaphone and Monarch portfolios of $0.4 million in the second quarter of 1998 and $0.5 million for the same period in 1997. The provision for external large-ticket financing programs was $0.6 million in the second quarter of 1998 compared to $0.4 million in 1997.
   The  Company's  allowance  for  credit  losses as a  percentage  of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) increased from 2.55 percent at December 31, 1997 to 2.63 percent at June 30, 1998. PBCC charged $33.5 million and $25.8 million against the allowance for credit losses in the first half of 1998 and 1997, respectively.

                                  Page 9 of 14
                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
               OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION



Results of Operations

Second Quarter of 1998 Compared to Second Quarter of 1997 (continued)

   Interest expense was $40.4 million in the second quarter of 1998 compared with $51.1 million in 1997. The decrease reflects lower average borrowings in 1998 combined with lower interest rates. The lower borrowing levels were due to decreased external large-ticket asset levels offset by higher internal and external small-ticket asset levels as well as an increased mortgage servicing portfolio. The effective interest rate on average borrowings was 5.70 percent for the second quarter of 1998 compared to 6.12 percent for the same period in 1997. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.
The effective tax rate for the second quarter of 1998 was 29.6 percent compared with 30.2 percent for the same period of 1997. The decrease is primarily due to lower tax provision requirements relating to certain leveraged lease transactions. The Company's ratio of earnings to fixed charges was 2.82 times for the second quarter of 1998 compared with 2.25 times for the same period of 1997. The increase reflects the disposition of external large-ticket assets, proceeds from which were used for debt reduction.

Six Months of 1998 Compared to Six Months of 1997

   For the six months of 1998 compared to the same period of 1997, total revenue increased 4.7 percent to $383.9 million, SG&A expenses increased 16.3 percent to $97.4 million, depreciation and amortization increased 30.3 percent to $26.5 million, the provision for credit losses increased 25.4 percent to $38.8 million, interest expense decreased 20.0 percent to $80.8 million and the provision for income taxes increased 2.3 percent to $41.4 million, generating a net income increase of 9.9 percent to $98.9 million.
   Except for the effect of the asset sales in the second quarter of 1998, the factors that affected the change in each of the above income or expense items were essentially the same as those affecting the second quarter of 1998 versus 1997.

Financial Condition

Liquidity and Capital Resources

   The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 51 percent short-term and 49 percent long-term at June 30, 1998 and 60 percent short-term and 40 percent long-term at December 31, 1997. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 37 percent variable-rate and 63 percent fixed-rate at June 30, 1998 and 47 percent variable-rate and 53 percent fixed-rate at December 31, 1997. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.
   On July 15, 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement allows PBCC to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750,000,000. The registration statement was declared effective on July 28, 1998. (See Note 6 to CONSOLIDATED FINANCIAL STATEMENTS).
   The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received is recognized as an adjustment to interest expense. The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal.

                                  Page 10 of 14
                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
               OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION


Financial Condition

Liquidity and Capital Resources (continued)

   Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.
   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet and measure those instruments at fair market value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. PBCC will be required to implement this statement beginning January 1, 2000. The Company is currently in the process of evaluating the potential impact of implementing this statement.
   Gross finance assets at the end of the second quarter of 1998 decreased 5.8 percent from December 31, 1997. The decrease is principally due to the shift in emphasis from asset-based investments in the external large-ticket segment to fee-based transactions. Overall levels of lease receivables are in line with management's expectations. The Company continues to actively pursue a strategy of external large-ticket asset sales, thereby allowing it to focus on fee- and service-based revenue rather than asset-based income.
   The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was 1.16 times at June 30, 1998 and .89 times at December 31, 1997.
   The Company will continue to use cash to invest in finance assets with emphasis on internal and external small-ticket leasing transactions and controlled investment in external large-ticket financing programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of external financing activity, capital requirements for new business initiatives, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.


--------------------------------------------------------------------------------
The Company wishes to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future), contained in this Form 10-Q or made by the management of the Company involve risks and uncertainties which may change based on various important factors. Some of these factors which could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company include: the level of business and financial performance of Pitney Bowes, including the impact of changes in postal regulations; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the success of the Company at managing customer credit risk and associated collection and asset management efforts.

                                  Page 11 of 14
                           PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

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

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

   a.   Financial Statements - see index on page 2
        Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          Reg S-K                                                                  Incorporation
         Exhibits                            Description                           by Reference
         --------          -------------------------------------------------       ---------------

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


   b. There were no reports on Form 8-K issued during the second quarter of 1998.

                                  Page 12 of 14
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           PITNEY BOWES CREDIT CORPORATION

                                           By         /s/ G. KIRK HUDSON
                                                    ----------------------
                                                        G. Kirk Hudson
                                                   Vice President - Finance
                                                   (Principal Financial and
                                                      Accounting Officer)
Dated:  August 13, 1998

                                  Page 13 of 14
                                   Exhibit (i)
                Computation of Ratio of Earnings to Fixed Charges





                                       Three Months Ended June 30,          Six Months Ended June 30,
                                       ---------------------------          -------------------------
                                             1998             1997              1998             1997
                                             ----             ----              ----             ----

Income before income taxes..........    $  73,995        $  64,177         $ 140,351        $ 130,516
                                          -------          -------           -------          -------



Fixed charges:
  Interest on debt..................       40,387           51,098            80,786          100,993
  One third rent expense............          331              380               655              733
                                          -------          -------           -------          -------

Total fixed charges.................       40,718           51,478            81,441          101,726
                                          -------          -------           -------          -------

Earnings before fixed charges.......    $ 114,713        $ 115,655         $ 221,792        $ 232,242
                                          =======          =======           =======          =======

Ratio of earnings to
  fixed charges (1).................        2.82X            2.25X             2.72X            2.28X
                                          =======          =======           =======          =======






(1) The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of interest on debt and one third of rent expense as representative of the interest portion.