Form 10-Q
period 1998-09-30
PITNEY BOWES CREDIT CORP
filed 1998-11-17
CIK 768170

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

As of October 31, 1998, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


--------------------------------------------------------------------------------

                                  Page 2 of 15
                         PITNEY BOWES CREDIT CORPORATION




            Part I -- FINANCIAL INFORMATION

                ITEM 1. -- FINANCIAL STATEMENTs
                    Consolidated Statements of Income:
                      Three and Nine Months Ended September 30, 1998 and 1997.............................        3
                    Consolidated Balance Sheets:
                      As of September 30, 1998 and December 31, 1997......................................        4
                    Consolidated Statements of Cash Flow:
                      Nine Months Ended September 30, 1998 and 1997.......................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS Of
                    THE RESULTS OF OPERATIONS AND FINANCIAL
                    CONDITION.............................................................................       10


            Part II -- OTHER INFORMATION
                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       12
                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       12
                Signature.................................................................................       13
                Exhibit (i) -- Computation of Ratio of Earnings
                    from Continuing Operations to Fixed Charges...........................................       14
                Exhibit (ii)--  Financial Data Schedule...................................................       15



                                  Page 3 of 15
                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTs


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                --------------------------------    -------------------------------

                                                                       1998              1997              1998             1997
                                                                       ----              ----              ----             ----
Revenue:
  Finance income........................................          $ 127,644         $ 131,821         $ 373,901        $ 394,567
  Mortgage servicing revenue............................             41,698            19,520            94,316           50,982
                                                                    -------           -------           -------          -------


    Total revenue.......................................            169,342           151,341           468,217          445,549
                                                                    -------           -------           -------          -------
  Selling, general and administrative...................             32,215            34,121            95,571           89,653
  Interest..............................................             28,542            39,081            88,245          118,210
  Depreciation and amortization.........................             27,059            11,510            53,465           31,753
  Provision for credit losses...........................              8,307             7,067            26,089           25,975
                                                                    -------           -------           -------          -------

    Total expenses......................................             96,123            91,779           263,370          265,591
                                                                    -------           -------           -------          -------

Income from continuing operations before income taxes...             73,219            59,562           204,847          179,958
Provision for income taxes..............................             22,027            15,696            60,100           52,317
                                                                    -------           -------           -------          -------

Income from continuing operations.......................             51,192            43,866           144,747          127,641

Discontinued operations.................................              2,367             3,623             7,753            9,872
                                                                    -------           -------           -------          -------

Net income..............................................         $   53,559        $   47,489         $ 152,500       $  137,513
                                                                    =======            ======           =======          =======
Ratio of earnings from continuing operations to fixed charges         3.54X             2.51X             3.30X            2.51X
                                                                    =======            ======           =======          =======








                 See Notes to Consolidated Financial Statements

                                  Page 4 of 15
                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                               September 30,     December 31,
                                                                                   1998              1997
                                                                               ------------      ------------
ASSETS

Cash.................................................................          $     56,098    $       36,320

Investments:
  Finance assets.....................................................             2,594,005         3,475,538
  Investment in leveraged leases.....................................               755,161           667,779
  Investment in operating leases, net of accumulated depreciation....                31,582            32,112
  Allowance for credit losses........................................               (75,301)         (116,588)
                                                                                  ---------         ---------

    Net investments..................................................             3,305,447         4,058,841
                                                                                  ---------         ---------

Mortgage servicing rights, net of accumulated amortization...........               366,657           220,912
Assets held for sale.................................................               397,976           305,228
Investment in partnership............................................               204,935           158,327
Loans and advances to affiliates.....................................               319,310           290,488
Net assets of discontinued operation.................................               776,941                 -
Other assets.........................................................               252,275           258,224
                                                                                  ---------         ---------

      Total assets...................................................          $  5,679,639      $  5,328,340
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................          $  1,837,384      $  1,970,110
Short-term notes payable to affiliates...............................                96,500                 -
Accounts payable to affiliates.......................................               191,145           232,917
Accounts payable and accrued liabilities.............................               198,351           199,905
Deferred taxes.......................................................               505,512           510,060
Senior notes payable after one year..................................             1,382,000         1,050,000
Subordinated notes payable...........................................               285,886           270,487
                                                                                  ---------         ---------

      Total liabilities..............................................             4,496,778         4,233,479
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital surplus......................................................                41,725            41,725
Retained earnings....................................................             1,095,136         1,007,136
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,182,861         1,094,861
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,679,639      $  5,328,340
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                                  Page 5 of 15
                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                                 Nine Months Ended September 30,
                                                                                ----------------------------------

                                                                                      1998                    1997
                                                                                      ----                    ----
Operating Activities
Income from continuing operations..........................................       $ 144,747              $ 127,641
Income from discontinued operations........................................           7,753                  9,872
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Provision for credit losses.............................................          53,085                 44,352
   Depreciation and amortization...........................................          53,567                 31,893
   Changes in assets and liabilities:
      Other current assets.................................................             702                (12,658)
      Other non-current assets.............................................         (15,602)               (24,733)
      Accounts payable to affiliates.......................................        (41,772)                 (2,167)
      Deferred taxes.......................................................          40,993                 25,254
      Accounts payable and accrued liabilities.............................         20,446                  10,650
  Other, net...............................................................          11,878                  5,915
                                                                                  ---------              ---------

Net cash provided by operating activities..................................         275,797                216,019
                                                                                  ---------              ---------

Investing Activities
Investment in net finance assets...........................................     (1,087,555)             (1,496,038)
Investment in operating leases.............................................        (80,412)                (11,807)
Investment in leveraged leases.............................................        (21,560)                (23,934)
Investment in assets held for sale.........................................       (367,932)               (509,060)
Investment in partnership..................................................        (23,435)                      -
Cash receipts collected under lease contracts, net of finance
  income recognized........................................................       1,303,928              1,947,084
Investment in mortgage service rights......................................       (189,252)                (71,589)
Loans and advances to affiliates, net......................................        (28,822)                (12,397)
Additions to equipment and leasehold improvements..........................         (7,652)                 (6,711)
                                                                                  ---------              ---------

Net cash used in investing activities......................................        (502,692)              (184,452)
                                                                                  ---------              ---------

Financing Activities
(Decrease) increase in short-term debt.....................................       (107,726)                388,021
Settlement of long-term debt...............................................       (225,000)               (245,500)
Proceeds from issuance of senior notes.....................................         532,000                      -
Proceeds from issuance of subordinated debt................................          15,399                 41,333
Short-term notes payable to affiliates.....................................         96,500                (139,400)
Dividends paid to Pitney Bowes Inc.........................................        (64,500)                (58,500)
                                                                                  ---------              ---------

Net cash provided by (used in) financing activities........................        246,673                 (14,046)
                                                                                  ---------              ---------

Increase in cash...........................................................          19,778                 17,521
Cash at beginning of period................................................          36,320                 20,937
                                                                                  ---------              ---------

Cash at end of period......................................................    $     56,098             $   38,458
                                                                                  =========              =========

Interest paid..............................................................    $   125,003              $  150,420
                                                                                  =========              =========


Income taxes refunded, net.................................................    $   (23,680)             $  (18,155)
                                                                                  =========              =========

                 See Notes to Consolidated Financial Statements

                                  Page 6 of 15
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 -- General

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation ("the Company" or "PBCC"), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.
  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2 -- Discontinued Operations

 On October 30, 1998, the Company's wholly owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation ("GECC"). The Company received approximately $790 million at closing, which approximates the book value of net assets sold or otherwise disposed of together with related transaction costs. The transaction is subject to post-closing adjustments pursuant to the terms of the purchase agreement with GECC executed on October 12, 1998.
 Operating results of CPLC have been segregated and reported as discontinued operations for the three and nine months ended September 30, 1998 and 1997. Prior year results have been reclassified to conform to the current year presentation. Net assets of discontinued operation have been separately classified in the accompanying balance sheet at September 30, 1998. Cash flow impacts of discontinued operations have not been segregated in the accompanying statements of cash flows for the nine months ended September 30, 1998 and 1997. Finance income of CPLC was $32.0 million and $38.1 million for the three months ended September 30, 1998 and 1997, respectively, and $117.0 million and $110.4 million for the nine months ended September 30, 1998 and 1997, respectively. Interest expense allocated to discontinued operations was $9.6 million and $12.1 million for the three months ended September 30, 1998 and 1997, respectively, and $30.6 million and $34.0 million for the nine months ended September 30, 1998 and 1997, respectively. Interest expense has been allocated based on the level of CPLC's intercompany borrowing, charged at the Company's weighted average borrowing rate.


Note 3 -- New Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet and measure those instruments at fair market value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. PBCC will be required to implement this statement beginning January 1, 2000. The Company is currently in the process of evaluating the impact of implementing this statement.

Note 4 -- Finance Assets

The composition of the Company's finance assets from continuing operations is as follows:

                                                                                September 30,     December 31,
           (in thousands of dollars)                                                   1998              1997
                                                                                  ---------         ---------
            Gross finance receivables......................................    $  2,913,373     $  3,926,540
            Unguaranteed residual valuation................................         403,255          461,051
            Initial direct costs deferred..................................          43,213           85,497
            Unearned income................................................        (765,836)        (997,550)
                                                                                  ---------        ---------

              Total finance assets.........................................    $  2,594,005     $  3,475,538
                                                                                  =========        =========

                                  Page 7 of 15
                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 5 -- Mortgage Servicing Rights

   Mortgage servicing rights ("MSR") are recorded at the lower of amortized cost or present value of the estimated net servicing income, which does not exceed fair market value, and are amortized in proportion to and over the period of, estimated net servicing income. Fair value is estimated using a discounted cash flow model which incorporates market discount and prepayment rates as well as other assumptions that market participants would use in their estimates of future servicing income and expense. The Company's policy for evaluating MSR for impairment is to stratify the mortgage servicing rights based on the predominant risk characteristics of the underlying loans. Upon evaluation, adjustments to current period operations and the valuation allowance are made if any individual portfolio stratum is deemed impaired. Based on the evaluation performed at September 30, 1998, an $8.9 million valuation allowance adjustment was recognized in the Company's MSR portfolio.

Note 6 -- Notes Payable

The composition of the Company's notes payable is as follows:

                                                                               September 30,     December 31,
         (in thousands of dollars)                                                 1998              1997
                                                                                 ---------         ---------
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 5.51% (5.66% in 1997)........................     $ 1,055,200      $ 1,361,110
           Notes payable against bank lines of credit and others at weighted
             average interest rates of 1.16% (1.68% in 1997)...............         582,184          384,000
           Current installment of long-term debt due within one year at
              an interest rate of 6.54% (5.84% to 6.31% in 1997)...........         200,000          225,000
                                                                                  ---------        ---------

            Total senior notes payable due within one year.................       1,837,384        1,970,110
            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% (6.06% to 9.25% in 1997)......................       1,382,000        1,050,000
                                                                                  ---------        ---------

            Total senior notes payable.....................................       3,219,384        3,020,110

         Short-term Notes Payable to Affiliates:
            Notes payable to Pitney Bowes Inc. at an
            interest rate of 5.67%.........................................         96,500                 -
         Subordinated Notes Payable:
            Non-interest bearing notes due Pitney Bowes Inc................         285,886          270,487
                                                                                  ---------        ---------

         Total notes payable...............................................     $ 3,601,770      $ 3,290,597
                                                                                  =========        =========


   On September 30, 1998, certain partnerships controlled by affiliates of the Company issued a total of $282,000,000 of Series A and Series B Secured Floating Rate Senior Notes (the "Notes"). The Notes are due in 2001 and bear interest at a floating rate of LIBOR plus 0.65%, set as of the quarterly interest payment dates. The proceeds from the Notes were used to purchase subordinated debt obligations from Pitney Bowes Inc. ("PBI Obligations"). The PBI Obligations have a principal amount of $282,000,000 and bear interest at a floating rate of LIBOR plus 1.0%, set as of the quarterly interest payment dates.
   In July 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement allows PBCC to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750,000,000. The debt securities will be offered in amounts, at prices and at terms to be determined at the time of sale and which will be set forth in supplements to the prospectus forming part of the shelf registration statement.

                                  Page 8 of 15
                         PITNEY BOWES CREDIT CORPORATION

                   ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIs
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations

 On October 30, 1998, the Company's wholly owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation ("GECC"). As a result, CPLC is being accounted for as discontinued operations in the accompanying financial statements. Accordingly, the discussion that follows concerns only the results of continuing operations The Company received approximately $790 million at closing, which approximates the book value of net assets sold or otherwise disposed of together with related transaction costs. The transaction is subject to post-closing adjustments pursuant to the terms of the purchase agreement with GECC executed on October 12, 1998.

Third Quarter of 1998 Compared to Third Quarter of 1997

   Finance income from continuing operations in the third quarter of 1998 decreased 3.2 percent to $127.6 million compared to $131.8 million in 1997. Finance income for internal financing programs increased 10.8 percent to $90.2 million from $81.3 million primarily due to higher income from fee- and service-based programs and a higher earning asset base. Finance income for commercial and industrial financing programs decreased to $37.5 million from $50.5 million primarily due to lower external investment levels in accordance with the Company's strategy to shift the foundation of the commercial and industrial financing business from asset-based to fee- and service- based revenues. Included in this amount is a gain of $0.7 million on an asset sale made in the third quarter of 1998 as well as finance income from the Dictaphone and Monarch portfolios of $2.2 million and $2.4 million in the third quarters of 1998 and 1997, respectively. Revenue generated from mortgage servicing increased to $41.7 million in the third quarter of 1998 compared with $19.5 million in the third quarter of 1997, due to a larger mortgage servicing portfolio, the sale of selected investments and mortgage refinancing fees, in keeping with the Company's fee-based income growth strategy.
   Selling, general and administrative ("SG&A") expenses decreased to $32.2 million in the third quarter of 1998 compared to $34.1 million in 1997. SG&A for internal financing programs increased to $17.0 million from $16.0 million principally due to higher professional fees and outsourcing expenses related to new business initiatives as well as consulting services in support of strategic initiatives such as improvements to information technology and customer service. SG&A for commercial and industrial financing programs decreased to $6.9 million in 1998 from $12.3 million in 1997. Included in the prior year amount is a charge of approximately $5.0 million for costs related to the transfer of certain commercial and industrial finance assets made in 1997. SG&A expenses related to mortgage servicing increased to $8.3 million in 1998 from $5.9 million in 1997 primarily due to the administration of a larger mortgage servicing portfolio.
   Depreciation on operating leases was $1.5 million in the third quarter of 1998 compared to $2.7 million in 1997 reflecting a lower operating lease investment balance at September 30, 1998 compared to September 30, 1997. Amortization of mortgage servicing rights was $23.4 million in the third quarter of 1998 compared to $8.2 million in 1997. The increase is due to a larger mortgage servicing portfolio and the valuation allowance adjustment recorded in the third quarter of 1998. Costs associated with the Company's participation in partnership transactions were $1.6 million for the third quarter of 1998 compared to $0.6 million for the third quarter of 1997. This increase is primarily due to a partnership created in connection with the asset transfer made during the fourth quarter of 1997.
   The provision for credit losses was $8.3 million for the third quarter of 1998 compared with $7.1 million in 1997. The provision for internal financing programs increased to $7.6 million for the third quarter of 1998 from $6.7 million primarily due to increased provisions for new business initiatives. The provision for commercial and industrial financing programs was $0.7 million for the third quarter of 1998 compared to $0.4 million in 1997, mainly attributable to the Dictaphone and Monarch portfolios.
   The  Company's  allowance  for  credit  losses as a  percentage  of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) decreased from 2.55 percent at December 31, 1997 to 2.4 percent at September 30, 1998. PBCC charged $54.9 million and $38.7 million against the allowance for credit losses in the first nine months of 1998 and 1997, respectively.

                                  Page 9 of 15
                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Third Quarter of 1998 Compared to Third Quarter of 1997 (continued)

   Interest expense was $28.5 million in the third quarter of 1998 compared with $39.1 million in 1997. The decrease reflects lower average borrowings in 1998 combined with lower interest rates. The lower borrowing levels were due to decreased commercial and industrial asset levels offset by higher internal financing asset levels as well as an increased mortgage servicing portfolio. The effective interest rate on average borrowings was 5.57 percent for the third quarter of 1998 compared to 6.05 percent for the same period in 1997. The
Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.
   The effective tax rate for the third quarter of 1998 was 30.1 percent compared with 26.4 percent for the same period of 1997. The increase is primarily due to lower state tax provisions related to certain commercial and industrial transactions during the third quarter of 1997.
   The Company's ratio of earnings from continuing operations to fixed charges was 3.54 times for the third quarter of 1998 compared with 2.51 times for the same period of 1997. The increase reflects the disposition of commercial and industrial assets, proceeds from which were used for debt reduction.

Nine Months of 1998 Compared to Nine Months of 1997
   For the nine months of 1998 compared to the same period of 1997, total revenue from continuing operations increased 5.1 percent to $468.2 million, SG&A expenses increased 6.6 percent to $95.6 million, depreciation and amortization increased 68.4 percent to $53.5 million, the provision for credit losses increased 0.4 percent to $26.1 million, interest expense decreased 25.3 percent to $88.2 million and the provision for income taxes increased 14.9 percent to $60.1 million, generating a net income from continuing operations increase of
13.4 percent to $144.7 million.  Income from discontinued  operations  decreased
21.5 percent to $7.8 million. Total net income increased 10.9 percent to $152.5 million.
   The fluctuations above include certain non-recurring transactions which affect the comparability of results between periods. These include the effect of asset sales made during the second and third quarters of 1998 and the MSR valuation allowance adjustment recognized during the third quarter of 1998. Results for 1997 include a charge of approximately $5.0 million for costs and asset valuation related to an asset transfer completed during 1997.
Except for these non-recurring transactions, the factors that affected the change in each of the above income or expense items were essentially the same as those affecting the third quarter of 1998 versus 1997.

Financial Condition
Liquidity and Capital Resources
   The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 62 percent short-term and 38 percent long-term at September 30, 1998 and 60 percent short-term and 40 percent long-term at December 31, 1997. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 47 percent variable-rate and 53 percent fixed-rate at both September 30, 1998 and December 31, 1997. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.
   On September 30, 1998, certain partnerships controlled or owned by affiliates of the Company issued a total of $282,000,000 of Series A and Series B Secured Floating Rate Senior Notes (the "Notes"). The Notes are due in 2001 and bear interest at a floating rate of LIBOR plus 0.65%, set as of the quarterly interest payment dates. The proceeds from the Notes were used to purchase subordinated debt obligations from Pitney Bowes Inc. ("PBI Obligations"). The PBI Obligations have a principal amount of $282,000,000 and bear interest at a floating rate of LIBOR plus 1.0%, set as of the quarterly interest payment dates. (See Note 6 to CONSOLIDATED FINANCIAL STATEMENTS).
   In July 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement allows PBCC to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750,000,000. (See Note 6 to CONSOLIDATED FINANCIAL STATEMENTS).

                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financial Condition

Liquidity and Capital Resources (continued)

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received is recognized as an adjustment to interest expense. The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements.
   The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into a foreign currency contract for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal.
   Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.
   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet and measure those instruments at fair market value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. PBCC will be required to implement this statement beginning January 1, 2000. The Company is currently in the process of evaluating the potential impact of implementing this statement.
   Gross finance assets at the end of the third quarter of 1998 decreased 2.4 percent from December 31, 1997. The decrease is principally due to the shift in emphasis from asset-based investments in the commercial and industrial segment to fee-based transactions. Overall levels of lease receivables are in line with management's expectations. The Company continues to actively pursue a strategy of commercial and industrial asset sales, thereby allowing it to focus on fee- and service-based revenue rather than asset-based income.
   The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was 1.00 times at September 30, 1998 and .89 times at December 31, 1997.
     The Company will continue to use cash to invest in finance assets with emphasis on internal leasing transactions and controlled investment in commercial and industrial financing programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of commercial and industrial financing activity, capital requirements for new business initiatives, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper and long-term debt securities. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.
   In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Based Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("FAS 134"). FAS 134 requires that an entity classify mortgage-based securities or other interests retained after the securitization of mortgage loans held-for-sale, as a current or non-current investment based on the entity's ability and intent to hold those investments. The classification of the investment determines whether changes in its market value will be included in current earnings. PBCC will be required to implement this statement beginning January 1, 1999. The Company is currently in the process of evaluating the potential impact of implementing this statement.

                                  Page 11 of 15
                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Year 2000

   In 1997, the Company's parent, Pitney Bowes Inc., established a formal worldwide program to identify and resolve the impact of the Year 2000 date processing issue on its business systems, products and supporting infrastructure. PBCC is included as part of this program. This includes a comprehensive review of information technology (IT) and non-IT systems, software, and embedded processors. The program structure has strong executive sponsorship and consists of a Year 2000 steering committee of senior business and technology management, a Year 2000 program office of full-time project management, and subject matter experts and dedicated business unit project teams. The Company has also engaged independent consultants to perform periodic program reviews and assist in systems assessment and test plan development.
   The program encompasses the following phases: an inventory of affected technology and critical third party suppliers, an assessment of Year 2000 readiness, resolution, unit and integrated testing and contingency planning. The Company completed its worldwide inventory and assessment of all business systems and supporting infrastructure. Required modifications are in progress and will be substantially complete by year-end 1998. Tests are performed as software is remediated, upgraded, or replaced. Integrated testing is expected to be complete by mid-1999.
   PBCC relies on third parties for many systems, products and services. The Company could be adversely impacted if third parties do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has established a formal process to identify, assess and monitor the Year 2000 readiness of critical third parties. Critical third parties with which the Company interacts include, among others, customers and business partners (supply chains, technology vendors and service providers); the global financial market infrastructure (payment and clearing systems); and the utility infrastructure (power, transportation, telecommunications) on which all corporations rely. However, the Company is unable to predict with certainty whether such third parties will be able to address their Year 2000 problems on a timely basis.
   PBCC estimates the total cost of the worldwide program from inception in 1997 through the Year 2000 to be approximately $3 million, of which approximately $2 million is expected to be incurred through December 31, 1998. These costs, which are funded through the Company's cash flows, include both internal labor costs as well as consulting and other external costs. These costs are incorporated in the Company's budgets and current forecasts and are being expensed as incurred.
   The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty about the Year 2000 readiness of third parties, PBCC is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. However, the Company continues to evaluate its Year 2000 risks and is developing contingency plans to mitigate the impact of any potential Year 2000 disruptions. PBCC expects to complete contingency plans by the second quarter of 1999.



--------------------------------------------------------------------------------
The Company wishes to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future), contained in this Form 10-Q or made by the management of the Company involve risks and uncertainties which may change based on various important factors. Some of these factors which could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company include: the level of business and financial performance of Pitney Bowes, including the impact of changes in postal regulations; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; the success of the Company at managing customer credit risk and associated collection and asset management efforts; and the impact of the Year 2000 issue, including the effect of third parties' inability to address the Year 2000 problem as well as the Company's own readiness.

                                  Page 12 of 15
                           PART II - OTHER INFORMATION

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

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a.       Financial Statements - see index on page 2
          Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          Reg S-K                                                                  Incorporation
          Exhibits                           Description                            by Reference
          ---------        ------------------------------------------------       ---------------

            (12)           Computation of Ratio of Earnings from Continuing        See Exhibit (i)
                             Operations to Fixed Charges                           on page 14
            (27)           Financial Data Schedule                                 See Exhibit (ii)
                                                                                   on page 15

                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available on request.


b. During October and November, 1998, reports were filed under Items 5 and 2, respectively, of Form 8-K, relating to the sale of the operations of Colonial
Pacific Leasing Corporation.



                                  Page 13 of 15
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           PITNEY BOWES CREDIT CORPORATION

                                           By        /s/ NANCY E. COOPER
                                                    ----------------------
                                                        Nancy E. Cooper
                                                  Vice President, Finance and
                                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  November 16, 1998

                                  Page 14 of 15
                                   Exhibit (i)
  Computation of Ratio of Earnings from Continuing Operations to Fixed Charges





                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                           ------------------------------           ----------------------------
                                                 1998                1997                   1998            1997
                                                 ----                ----                   ----            ----

Income from continuing operations
  before income taxes...................     $ 73,219            $ 59,562              $ 204,847      $  179,958
                                              -------             -------               --------        --------
Fixed charges:
  Interest on debt......................       28,542              39,081                 88,245         118,210
  One third rent expense................          247                 446                    701           1,102
                                              -------             -------               --------        --------

Total fixed charges.....................       28,789              39,527                 88,946         119,312
                                              -------             -------               --------        --------

Earnings from continuing operations
  before fixed charges..................   $  102,008          $   99,089              $ 293,793       $ 299,270
                                              =======             =======               ========        ========

Ratio of earnings from continuing
  operations to fixed charges (1).......        3.54X               2.51X                  3.30X           2.51X
                                              =======             =======               ========         =======






(1) The ratio of earnings from continuing operations to fixed charges is computed by dividing earnings from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest on debt and one third of rent expense as representative of the interest portion.