Form 10-K
period 1998-12-31
PITNEY BOWES CREDIT CORP
filed 1999-04-01
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                               ------------------


                                    FORM 10-K

                               ------------------


             x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1998

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


                               ------------------


Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: None

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

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 26, 1999: None

As of March 26, 1999, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

                         PITNEY BOWES CREDIT CORPORATION




            Part I

                 Item 1.-- Business................................................................       3
                 Item 2.-- Properties..............................................................       7
                 Item 3.-- Legal proceedings.......................................................       7
                 Item 4.-- Submission of matters to a vote of security holders.....................       7

            Part II

                 Item 5. -- Market for the registrant's common equity and related
                               stockholder matters.................................................       7
                 Item 6.-- Selected financial data.................................................       8
                 Item 7.-- Management's discussion and analysis of financial
                               condition and results of operations.................................       9
                 Item 7A. --  Quantitative and qualitative disclosures about market risk...........      14
                 Item 8.-- Financial statements and supplementary data.............................      15
                 Item 9.-- Changes in and disagreements with accountants on
                               accounting and financial disclosure.................................      38

            Part III

                 Item 10.-- Directors and executive officers of the registrant.....................      38
                 Item 11.-- Executive compensation.................................................      38
                 Item 12.-- Security ownership of certain beneficial owners and
                               management..........................................................      38
                 Item 13.-- Certain relationships and related transactions.........................      38

            Part IV

                 Item 14.-- Exhibits, financial statements and reports on Form 8-K.................      39
                 Index to exhibits.................................................................      39
                 Signatures........................................................................      41


                         PITNEY BOWES CREDIT CORPORATION
                                     PART I
                               ITEM 1. -- BUSINESS

GENERAL

  Pitney Bowes Credit Corporation (the "Company" or "PBCC") operates primarily in the United States and is a wholly-owned subsidiary of Pitney Bowes Inc. ("PBI" or "Pitney Bowes"). As such, the Company is part of PBI's Mailing and Integrated Logistics, Office Solutions, Mortgage Servicing and Capital Services segments. The Company is principally engaged in the business of providing lease financing for PBI products as well as other financial services to the capital services and mortgage servicing markets.
  The Internal Financing Division of PBCC provides marketing support to PBI. Equipment leased or financed for Internal Division programs include mailing, paper handling and shipping equipment, scales, copiers, and facsimile units. Transaction sizes generally range from $500 to $500,000, although historically most transactions have occurred in the $1,000 to $10,000 range, with lease terms generally from 36 to 60 months. As part of its focus on new business initiatives, the Company launched a revolving credit product called Purchase PowerSM in August, 1996. This product allows Pitney Bowes customers to finance postage as well as mailing, copier and facsimile supplies. The Company earns income on balances from customers who elect to use this credit facility. In 1997, the Company piloted a co-branded credit card called the Pitney Bowes Business RewardsSM Visa(R). The product is designed for the small business owner and allows the customer to facilitate business purchases. PBCC earns income on membership and transaction fees as well as interest on balances from customers choosing to use the credit facility. The business owners receive air mileage points based on purchases made under this, as well as the Purchase PowerSM program.
  PBCC's Capital Services Division operates in the commercial and industrial market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. Sales of lease transactions are part of the Company's ongoing strategy to shift the foundation of the capital services financing business from asset-based to service-based revenues. During 1997, the Company reduced capital services finance assets by approximately $1 billion, which represented approximately 50% of the portfolio balance before the reductions. (See Note 3 to CONSOLIDATED FINANCIAL STATEMENTS.) Products financed through Capital Services Division financing programs include both commercial and non-commercial aircraft, over-the-road trucks and trailers, railcars and locomotives, and high-technology equipment such as data processing and communications equipment. Transaction sizes (other than aircraft leases) range from $30,000 to several million dollars, with original lease terms generally from 28 to 252 months. Aircraft transaction sizes range from less than $1 million to $25 million for non-commercial aircraft and up to $57 million for commercial aircraft. Original lease terms are generally from two to 12 years for non-commercial aircraft and from 15 to 23 years for commercial aircraft. The Company has also participated in seven commercial aircraft leveraged lease transactions with a net investment of $297.5 million at December 31, 1998. The Company's Capital Services Division also participates, on a select basis, in certain other types of financial transactions including: sales of lease transactions, senior secured loans in connection with acquisition, leveraged buyout and recapitalization financings, and certain project financings. Equipment financed by former PBI subsidiaries Dictaphone and Monarch is also reported as a component of the Capital Services Division
  PBCC's Capital Services Division is also responsible for managing Pitney Bowes Real Estate Financing Corporation ("PREFCO"), a wholly-owned subsidiary of PBCC providing lease financing for commercial real estate properties. Both PBCC and Pitney Bowes have provided capital for PREFCO's investments.
  On October 30, 1998, the Company transferred the operations, employees and substantially all related assets of its wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), to General Electric Capital Corporation ("GECC"), a subsidiary of the General Electric Company. CPLC was the Company's broker-oriented small-ticket financing business. (See Note 2 to CONSOLIDATED FINANCIAL STATEMENTS.)
  The Company's Mortgage Servicing Division is responsible for the management of Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly-owned subsidiary of PBCC, located in Jacksonville, Florida, which specializes in servicing residential first mortgages for a fee. AMIC does not generally hold or assume the credit risk on mortgages it services. In return for a servicing fee, AMIC provides billing services and collects principal, interest and tax and insurance escrow payments for mortgage investors such as Federal National Mortgage
Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and private investors. The current interest rate environment and its effect on mortgage prepayment patterns, has caused the Company to re-examine the manner in which it manages its mortgage servicing business. PBCC is exploring a range of strategic options available to address the changing profile of the mortgage servicing business and its effect on the Company overall.
  Substantially all lease financing is done through full payout leases or security agreements whereby PBCC recovers its costs plus a return on investment over the initial, noncancelable term of the contract. The Company has also entered into a limited amount of leveraged and operating lease structures.

     The Company's gross finance assets (contracts receivable plus estimated residual values) outstanding for the internal and capital services programs at December 31, 1994 through 1998 are presented in ITEM 6 SELECTED FINANCIAL DATA. Total Company gross finance assets at December 31, 1998 were $3.5 billion of which approximately 56 percent were related to mailing, paper handling and shipping products, 7 percent to commercial aircraft, 3 percent to railcars, 9 percent to copier and office equipment, 1 percent to both data processing equipment and manufacturing products and 1 percent to over-the-road trucks and trailers. Total gross finance contracts acquired amounted to $1.6 billion in 1998 and $1.9 billion in 1997. Capital services programs accounted for 38 percent of gross finance contracts acquired in 1998 compared to 51 percent in 1997.
  As of December 31, 1998, PBCC had approximately 738,000 active accounts compared with 682,000 active accounts at December 31, 1997.
  At December 31, 1998, PBCC's largest customer accounted for $78.8 million,  or
2.6 percent of gross finance receivables, and the Company's ten largest customers accounted for $500.7 million in gross finance receivables, or 16.4 percent of the receivable portfolio.

CREDIT EXPERIENCE

  The percentage of receivables over 30 days delinquent was 4.3 percent at December 31, 1998 compared to 3.7 percent at December 31, 1997 and 2.9 percent at December 31, 1996. Total Company delinquency at December 31, 1998 increased over the prior year mainly due to a shift in business mix to a higher proportion of Internal Financing Division business, which exhibits a higher average delinquency rate than the capital services business.

CREDIT POLICIES

  PBCC's management and Board of Directors establish credit approval limits at regional, divisional, subsidiary and corporate levels based on the credit quality of the customer and the type of equipment financed. The Company and PBI have established an Automatic Approval Program ("AAP") for certain products within the Internal Financing Division. The AAP dictates the criteria under which PBCC will accept a customer without performing the Company's usual credit investigation. The AAP considers criteria such as maximum equipment cost, a customer's time in business and current payment experience with PBCC.
  PBCC bases credit decisions primarily on a customer's financial strength. However, with the Company's Capital Services Division programs, collateral values may also be considered.

LOSS EXPERIENCE

  PBCC has charged against the allowance for credit losses $66.8 million, $60.5 million and $69.2 million in 1998, 1997 and 1996, respectively. The increase in write-offs in 1998 was primarily due to the write-off of assets at CPLC. For further information see Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.


RELATIONSHIP WITH PITNEY BOWES INC.

  PBCC is PBI's domestic finance subsidiary and provides the largest financing support of PBI's Mailing and Intergrated Logistics, Office Solutions, Mortgage Servicing and Capital Services. Equipment sales to PBCC as a percentage of PBI's consolidated revenue from continuing operations was 14 percent in 1998 and 1997, and 13 percent in 1996.
  Business relationships between PBCC and PBI are defined by several agreements including an Operating Agreement, Finance Agreement and Tax Sharing Agreement.

Operating Agreement-An operating agreement with PBI was initiated on March 3, 1977 and was subsequently amended. This agreement was terminated in its entirety and superseded with a successor agreement on November 6, 1996 as the First Amended and Restated Operating Agreement ("Operating Agreement"). The Operating Agreement can be modified or canceled on a prospective basis by either party upon 90 days prior written notice. PBI and PBCC have entered into detailed written operating procedures ("Operating Procedures") which govern among other things: the terms and prices of equipment purchases by PBCC for lease to third parties; computation and payment of fees for referrals and services provided by PBI sales personnel; the AAP for PBI equipment; buyback allowances; and the handling of contract terminations, cancellations, trade-ups and trade-ins.
  In connection with sales of finance assets of the internal small-ticket financing programs, PBI agreed not to cancel or modify, in any material respect, its obligations under the Operating Agreement concerning the sold receivables, without the prior written consent of PBCC and the transferee.

  Pursuant to the Operating Procedures, the purchase of equipment by the Company is contingent upon a lessee entering into a full payout lease with the Company and delivery to and acceptance of the equipment by the lessee. Service and maintenance of the equipment leased is the responsibility of the lessee and is generally arranged through a separate equipment maintenance agreement between the lessee and PBI.
  In connection with the buyback provision of the Operating Procedures, PBCC has the option to request a buyback from PBI for non-copier equipment subject to a lease which is terminated or canceled, provided the equipment is available for repossession. Following such buyback, PBI is responsible for the repossession and disposition of equipment. The buyback provision sets forth a stipulated amount that is payable by PBI to PBCC for certain terminated leases; such amount is calculated on the basis of a declining percentage, based upon the passage of time, of the original total invoice value to PBCC. The difference between the buyback amount received from PBI and the remaining value of the lease usually results in a loss that is charged against PBCC's allowance for credit losses.
  The Pitney Bowes Copier Division does not remanufacture used copier equipment; therefore copier equipment is excluded from the buyback arrangement described above. However, under the Returned Copier Equipment Agreement (the "Agreement"), the copier systems division issues an annual blanket purchase order for the repurchase of certain copier models. These returns are made under conditions and at rates specifically set forth in the Agreement. All copier equipment lease transactions are subject to the Company's standard credit review procedures.

Finance Agreement- Pursuant to the Amended and Restated Finance Agreement (the "Finance Agreement") dated June 12, 1995, between PBI and PBCC, PBI has agreed to retain, directly or indirectly, ownership of the majority of the outstanding shares of capital stock of the Company having voting power in the election of directors, to make payments, if necessary, to enable the Company to maintain a ratio of income available for fixed charges as defined to such fixed charges of
1.25 to 1 as of the end of each fiscal quarter, and to provide or cause to be provided funds sufficient to make timely payment of any principal, interest or premium in respect of any of the Company's indebtedness for borrowed money that has the benefit of the Finance Agreement if the Company is unable to make such payment.
  Under the terms of the Finance Agreement and the Indenture dated as of November 1, 1995, between the Company and Chemical Bank, as Trustee (the "1995 Indenture"), the Finance Agreement may not be amended, in any material respect, or terminated while the Company has any series of debt securities issued under the 1995 Indenture or any series of other debt outstanding that is, by its express terms, entitled to the provisions of the Finance Agreement unless at least two nationally recognized statistical rating agencies that have been rating such series of debt, confirm that their ratings for such series of debt will not be downgraded as a result or the holders of at least a majority of the outstanding principal amount of such series of debt have consented in writing.
  Under the Indenture dated as of May 1, 1985 (together with all Supplemental Indentures as noted in Part IV Item 14(a) 3, the "Indenture"), between PBCC and the trustee (Sun Trust Bank effective December 16, 1996 replacing Bankers Trust Company), as Trustee (the "Trustee"), PBCC agreed it would not waive compliance with, or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the Indenture. In addition, PBI has entered into a Letter Agreement with the Trustee pursuant to which it agreed, among other things, that it would not default under the Finance Agreement nor terminate the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities issued under the Indenture.

Tax Sharing Agreement - The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. Under the Tax Sharing Agreement, dated April 1, 1977, between the Company and Pitney Bowes (the "Tax Sharing Agreement"), the Company makes payment to Pitney Bowes for its share of consolidated income taxes, or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. The Tax Sharing Agreement can be canceled by either PBI or PBCC upon twelve months written notice.

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

PITNEY BOWES INC.

  PBI, a Delaware corporation organized in 1920, is listed on the New York Stock Exchange. Headquartered in Stamford, Connecticut, PBI employs approximately 31,300 people throughout the United States, Europe, Canada, Australia and other countries. PBI operates within four industry segments: Mailing and Integrated Logistics, Office Solutions, Mortgage Servicing and Capital Services.
  The Mailing and Integrated Logistics segment includes revenues from the sale and financing of mailing equipment, related supplies and services, and the rental of postage meters. In accordance with postal regulations, postage meters may not be sold in the United States; they are rented to users and therefore are not subject to lease by PBCC.
  Office Solutions includes revenues from the sale, financing, rental and service of reprographic and facsimile equipment including related supplies, and facilities management services which provides reprographic business support, and other processing functions.

  Mortgage Servicing provides billing, collecting and processing services for major investors in residual first mortgages. Mortgage servicing is administered by AMIC.
  Capital Services provides large-ticket financing and fee-based programs covering a broad range of products and other financial services to the capital services markets in the U.S.
  At December 31, 1998, PBI and its consolidated subsidiaries had total assets of $7.7 billion and stockholders' equity of $1.6 billion. For the year ended December 31, 1998, PBI's consolidated revenue and income from continuing operations were $4.2 billion and $567.9 million, respectively, compared with $3.9 billion and $509.0 million for 1997.

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

FUNDING POLICY

  PBCC's borrowing strategy is to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements ("interest rate swaps") to control its sensitivity to interest rate volatility. The Company utilizes interest rate swaps when it considers the economic benefits to be favorable. Interest rate swaps have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap. (See ITEM 7A.- QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT MARKET RISK for information regarding market risk.) The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit and by private and public offerings of intermediate- or long-term debt securities. The Company expects to have in place shortly, a medium-term note program which will allow it to issue debt securities having maturities ranging from nine months to 30 years.
  While the Company's funding strategy of balancing short-term and longer-term borrowings and variable- and fixed-rate debt may reduce sensitivity to interest rate changes over the long-term, effective interest costs have been and will continue to be impacted by interest rate changes. The Company periodically adjusts prices on its new leasing and financing transactions to reflect changes in interest rates; however, the impact of these rate changes on revenue is usually less immediate than the impact on borrowing costs.

EMPLOYEE RELATIONS

  At December 31, 1998, there were 1,040 individuals employed by the Company and its subsidiaries. Employee relations are considered to be highly satisfactory. Management follows the policy of keeping employees informed of its decisions, and encourages and implements suggestions whenever practicable.

                         PITNEY BOWES CREDIT CORPORATION
                              ITEM 2. -- PROPERTIES

PBCC's executive and administrative offices are located in Shelton, Connecticut, which it leases from its parent, PBI. The lease term is for 14 years, cancelable upon mutual agreement. Except for its executive offices, all of the Company's remaining office space is occupied under operating leases with original terms ranging from one to ten years. PBCC has three regional offices located throughout the United States and seven district sales offices located in or near major metropolitan areas. Atlantic Mortgage & Investment Corporation's executive and administrative offices are located in Jacksonville, Florida.


                          ITEM 3. -- LEGAL PROCEEDINGS

From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a plaintiff or defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial condition or results of operations.


         ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I.




                                     PART II

Item 5. -- Market for the registrant's common equity and related stockholder matters

All of the Company's common stock is owned by Pitney Bowes Inc. Accordingly, there is no public trading market for the Company's common stock. The Board of Directors declared and the Company paid dividends to PBI in amounts totaling $86.0 million in 1998, $78.0 million in 1997 and $71.2 million in 1996. The Company intends to continue to pay dividends to PBI in 1999.

                         PITNEY BOWES CREDIT CORPORATION
                       Item 6. -- Selected financial data

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed financial statements and related notes thereto included under Item 8 of this report.


       (Dollars in thousands)                                                          December 31,
                                            -------------------------------------------------------------------------------------
       For the Years Ended (3)                                 1998            1997           1996            1995           1994
       -------------------                                     ----            ----           ----            ----           ----

       Gross finance contracts acquired.............     $ 1,584,864    $ 1,879,084    $ 1,908,105    $ 2,158,549     $ 1,627,974
                                                            ========       ========       ========       ========        ========


       Finance income...............................    $    514,287   $    524,913   $    529,987   $    507,413    $    441,487
       Mortgage servicing revenue...................         132,072         73,246         52,985         37,122          25,012
       Equipment sales..............................               -              -         26,666          2,687          45,747
       Selling, general and administrative expenses.         136,999        121,043        111,217         97,196          81,901
       Depreciation and amortization................          75,051         42,462         40,267         31,862          26,438
       Cost of equipment sales......................               -              -         22,821          2,214          43,039
       Provision for credit losses..................          36,080         34,076         35,617         33,661          36,251
       Interest expense.............................         116,746        151,033        160,841        172,417         128,181
       Non-recurring items, net.....................               -              -              -               -        (3,311)
                                                            --------       --------       --------       --------        --------
       Income from continuing operations
          before income taxes                                281,483        249,545        238,875         209,872        199,747
       Provision for income taxes...................          82,460         71,737         76,445         65,469          64,153
                                                            --------       --------       --------       --------        --------
       Income from continuing operations
         before effect of accounting changes........         199,023        177,808        162,430        144,403         135,594
       Discontinued operations, net of tax..........           8,453         17,025         16,804         14,253          11,499
       Effect of accounting changes (1).............               -              -              -               -        (2,820)
                                                            --------       --------       --------       --------        --------
       Net income...................................    $    207,476   $    194,833   $    179,234   $    158,656    $    144,273
                                                            ========       ========       ========       ========        ========
       Ratio of earnings from continuing
           operations to fixed charges (2)                     3.39X          2.64X           2.47X         2.21X           2.54X

       At Year End

       Gross finance assets
       Internal programs............................     $ 2,560,524    $ 2,222,735    $ 2,039,567    $ 1,872,593     $ 1,697,890
       Capital services.............................         902,617      2,162,083      3,520,395      3,631,757       3,262,141
                                                            --------       --------       --------       --------        --------
       Total gross finance assets...................       3,463,141      4,384,818      5,559,962      5,504,350       4,960,031
       Unearned income..............................       (741,336)      (909,280)     (1,285,778)    (1,333,280)    (1,234,928)
                                                            --------       --------       --------       --------        --------
       Finance assets...............................     $ 2,721,805    $ 3,475,538    $ 4,274,184    $ 4,171,070     $ 3,725,103
                                                            ========       ========       ========       ========        ========

       Investment in leveraged leases...............    $    764,145   $    667,779   $    617,970   $    562,500    $    478,650
                                                            ========       ========       ========       ========        ========

       Investment in operating leases, net..........   $      33,261  $      32,112  $      86,634   $    114,587   $      95,684
                                                            ========       ========       ========       ========        ========

       Allowance for credit losses..................   $   (115,233)  $   (116,588)  $     (98,721)  $   (101,355) $     (95,271)
                                                            ========       ========       ========       ========        ========

       Total assets.................................     $ 5,293,670    $ 5,328,340    $ 5,347,002    $ 5,057,874     $ 4,451,837
                                                            ========       ========       ========       ========        ========

       Senior notes payable
       Within one year..............................       $ 991,853    $ 1,970,110    $ 1,901,581    $ 2,122,880     $ 2,075,591
       After one year...............................       1,382,000      1,050,000      1,275,000      1,020,500         745,500
                                                            --------       --------       --------       --------        --------

       Total senior notes payable...................     $ 2,373,853    $ 3,020,110    $ 3,176,581    $ 3,143,380     $ 2,821,091
                                                            ========       ========       ========       ========        ========

       Short-term notes payable to affiliates.......    $    137,00    $          -   $    139,400   $    149,709    $          -
                                                            ========       ========       ========       ========        ========

       Subordinated notes payable...................    $    285,886   $    270,487   $    229,154   $    170,857    $    133,735
                                                            ========       ========       ========       ========        ========

       Stockholder's equity.........................     $ 1,216,337    $ 1,094,861   $    978,028   $    869,994    $    773,338
                                                            ========       ========       ========       ========        ========

       Debt to equity...............................          2.33:1         3.01:1         3.62:1         3.98:1          3.82:1

(1)  Effective  January 1, 1994,  the Company  adopted  Statement  of  Financial Accounting Standards No. 112 "Employers' Accounting
     for  Postemployment Benefits."
(2)  In computing the ratio of earnings from continuing  operations to fixed charges, earnings have been calculated by adding to earnings before income taxes the amount of fixed charges.  Fixed charges consist of interest on debt and a portion of net rental expense deemed to represent interest.
(3)  Due to its sale, CPLC has been accounted for as discontinued  operations on the income statement for the year ended
     December 31, 1998.  Consequently, prior years'  income statements have been  restated to conform to current year presentation.

                         PITNEY BOWES CREDIT CORPORATION
Item 7. -- Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATIONS

  On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented capital services financing business to General Electric Capital Corporation ("GECC"). As a result, CPLC has been accounted for as discontinued operations in the accompanying Consolidated Statements of Income. Accordingly, the discussion that follows concerns only the results of continuing operations. The Company received approximately $790 million at closing, which approximates the book value of net assets sold or otherwise disposed of together with related transaction costs. As part of the sale, the Company retained certain non-performing accounts of CPLC. (See Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.) The transaction is subject to post-closing adjustments pursuant to the terms of the purchase agreement with GECC executed on October 12, 1998. The Company does not expect the effect of any adjustments to be significant.
  The Company's finance income from continuing operations decreased 2.0 percent to $514.3 million in 1998 compared with $524.9 million in 1997, which was down
1.0 percent from 1996.  Finance income for internal financing programs increased
8.0 percent to $358.3 million in 1998 compared with $331.8 million in 1997, which was up 7.7 percent from 1996. These increases are primarily due to higher income from fee-based programs and higher investment levels for the mailing and copier programs. Finance income for capital services financing programs decreased 19.2 percent to $156.0 million in 1998 compared with $193.1 million in 1997, which decreased 22.3 percent from 1996. The decreases for both 1998 and 1997 are primarily due to lower capital services investment levels in accordance with the Company's strategy to shift the foundation of the capital services financing business from asset-based to fee- and service- based revenues. (See
Note 3 to CONSOLIDATED FINANCIAL STATEMENTS.) This is partially offset by higher revenue from income- and fee-based programs. Included in these revenues are gains on asset sales of $7.7 million in 1998, $1.0 million in 1997 and $4.0 million in 1996. Also included are revenues from the Dictaphone and Monarch portfolios of $9.2 million, $9.9 million, and $14.3 million in 1998, 1997 and 1996, respectively. Revenue generated from mortgage servicing increased 80.3 percent to $132.1 million in 1998 compared with $73.2 million in 1997, which was up 38.2 percent from 1996. The increases in both the current and prior year are due to a larger mortgage servicing portfolio, the sale of selected investments and mortgage refinancing fees in keeping with the Company's fee-based income growth strategy.
The Company had no equipment sales in 1998 and 1997 compared to $26.7 million in 1996. The book value of such equipment sold was $22.8 million in 1996. Selling, general and administrative ("SG&A") expenses increased 13.2 percent to $137.0 million in 1998 compared with $121.0 million in 1997, which was up 8.8 percent from 1996. SG&A expenses for internal financing programs increased 8.9 percent to $71.0 million in 1998 compared to $65.2 million in 1997, which was 7.8 percent above 1996. These increases are principally due to higher professional fees and outsourcing expenses related to new business initiatives as well as consulting services in support of strategic initiatives such as improvements to information technology and customer service. SG&A expenses for capital services financing programs decreased 16.0 percent to $27.7 million in 1998 compared with $32.9 million in 1997, up 3.4 percent from 1996. Included in the prior year amount is a charge of approximately $5.0 million for costs related to the transfer of certain capital services finance assets made in 1997.
(See Note 3 to CONSOLIDATED FINANCIAL STATEMENTS.) Also included in these amounts are expenses related to asset sales of $0.4 million in 1998, none in 1997, and $.3 million in 1996, as well as SG&A expenses of the Dictaphone and Monarch portfolios of $0.7 million, $0.9 million and $1.2 million in 1998, 1997, and 1996, respectively. SG&A expenses related to mortgage servicing increased
67.4 percent to $38.3 million in 1998 compared with $22.9 million in 1997, which was up 21.3 percent from 1996 primarily due to the administration of a larger mortgage servicing portfolio.
  Depreciation on operating leases was $6.0 million in 1998 and $11.4 million in 1997 reflecting a lower operating lease average investment balance during 1998. Amortization of mortgage servicing rights and acquisition fees was $63.4 million in 1998 compared to $28.3 million in 1997. This increase is principally due to a larger mortgage servicing portfolio and a valuation allowance adjustment of $10.2 million recorded in 1998. The current interest rate environment and its effect on mortgage prepayment patterns, has caused the Company to reexamine the manner in which it manages its mortgage servicing business. PBCC is exploring a range of strategic options available to address the changing profile of the mortgage servicing business and its effect on the Company overall. Costs associated with the Company's participation in partnership transactions were $5.6 million in 1998 compared to $2.6 million in 1997. The increase is primarily due to a partnership created in connection with an asset transfer made during the fourth quarter of 1997.
  The provision for credit losses in 1998 increased 5.9 percent to $36.1 million compared to $34.1 million for 1997, which decreased 4.3 percent from 1996. The provision for the internal financing programs increased 2.5 percent to $32.5 million in 1998 compared to $31.7 million in 1997, which had increased 2.4 percent from 1996. The increases are mainly due to increased provisions for the Company's Purchase PowerSM and Business RewardsSM programs.
  The provision for capital services financing programs was $3.6 million in 1998 compared with $2.4 million in 1997 and $4.7 million in 1996. Included in these amounts were credit loss provisions related to asset sales of $1.1 million in 1998, none in 1997 and $0.9 million in 1996. Also included are provisions for the Dictaphone and Monarch portfolios of $1.3 million, $1.8 million and $2.6 million for 1998, 1997 and 1996, respectively.

  The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold, exclusive of assets held for sale) was 2.87 percent at December 31, 1998, 2.55 percent at December 31, 1997 and 1.88 percent at December 31, 1996. PBCC charged $66.8 million, $60.5 million and $69.2 million against the allowance for credit losses in 1998, 1997 and 1996, respectively.
  Interest expense was $116.7 million in 1998 compared with $151.0 million in 1997, a decrease of 22.7 percent. The decrease in 1998 reflects lower average borrowings combined with lower short-term interest rates. The effective interest rate on short-term average borrowings was 4.00 percent in 1998 compared to 5.00 percent in 1997 and 4.89 percent in 1996. The Company does not match fund its financing investments and does not apply different interest rates to its various financing programs.
The effective tax rate for 1998 was 29.3 percent compared to 28.8 percent for 1997 and 32.0 percent in 1996. The higher effective tax rate is principally due to higher state tax requirements related to certain leveraged lease transactions.
  Net income from continuing operations increased 11.9 percent to $199.0 million in 1998 compared with $177.8 million in 1997, which was up 9.5 percent from 1996. The increase in 1998 is primarily attributable to higher Internal Financing Division investment levels, additional fee-based income, increased mortgage servicing revenue and lower borrowing levels partly offset by higher SG&A and depreciation and amortization expenses.
  The Company's ratio of earnings from continuing operations to fixed charges was 3.39 times for 1998 compared with 2.64 times for 1997 and 2.47 times for 1996. The increase reflects the disposition of capital services assets, the proceeds from which were used for debt reduction.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 45 percent short-term and 55 percent long-term at December 31, 1998 and 60 percent short-term and 40 percent long-term at December 31, 1997. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 35 percent variable-rate and 65 percent fixed-rate at December 31, 1998 and 47 percent variable-rate and 53 percent fixed-rate at December 31, 1997. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.
  In January 1998, the Company issued $250 million of 5.65% unsecured notes (the "Notes") available under a shelf registration filed with the Securities and Exchange Commission in September 1995. The Notes are due January 15, 2003, with interest payable on January 15 and July 15 of each year, commencing July 15, 1998. The Notes are not redeemable at the option of the Company or repayable at the option of any holder prior to maturity. The Company also entered into an interest rate swap for a notional amount of $125 million, at a fixed interest rate of 5.83% and a floating rate equal to the Money Market Yield of Commercial Paper-Nonfinancial. Under the terms of the interest rate swap the Company is the fixed rate payer. The interest rate swap is effective through February 2, 2005.
  On September 30, 1998, certain partnerships controlled by affiliates of the Company issued a total of $282 million of Series A and Series B Secured Floating Rate Senior Notes (the "Notes"). The Notes are due in 2001 and bear interest at a floating rate of LIBOR plus .65%, set as of the quarterly interest payment dates. The proceeds from the Notes were used to purchase subordinated debt obligations from Pitney Bowes Inc. ("PBI Obligations"). The PBI Obligations have a principal amount of $282 million and bear interest at a floating rate of LIBOR plus one percent, set as of the quarterly interest payment dates. (See Note 11 to CONSOLIDATED FINANCIAL STATEMENTS).
  In July 1998, the Company filed a new shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement allows PBCC to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750 million. The Company expects to have in place shortly, a medium-term note program which will allow it to issue debt securities having maturities ranging from nine months to 30 years. (See Note 10 to CONSOLIDATED FINANCIAL STATEMENTS). The Company also had unused lines of credit and revolving credit facilities totaling $1.2 billion at December 31, 1998, largely supporting its commercial paper borrowings.
  The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received is recognized as an adjustment to interest expense. The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements.
  The Company is periodically exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company periodically enters into a foreign currency contract for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. When in effect, the Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At December 31, 1998 there were no foreign currency contracts outstanding.

  Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.
  The Company continues to actively pursue a strategy of asset sales, thereby allowing it to focus on fee- and service-based revenue rather than asset-based income. In keeping with this strategy, during 1997 the Company entered into a transaction with GATX Capital Corporation which reduced capital services finance assets by approximately $1 billion. As part of this transaction, the Company holds approximately $166 million of equity investment in a limited liability company. (See Note 3 to CONSOLIDATED FINANCIAL STATEMENTS.) Additionally, in 1998, 1997 and 1996, the Company sold approximately $384 million, $264 million and $409 million, respectively, of capital services finance assets. Sales of these asset portfolios were made with limited recourse in privately-placed transactions with third-party investors. The proceeds from the sales of these assets were used to repay a portion of the Company's commercial paper borrowings. The uncollected principal balance of receivables sold at December 31, 1998 and 1997 was $501.2 million and $391.0 million, respectively.
  The Company's liquidity ratio (finance contracts receivable plus residuals expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was 1.47 and .89 times at December 31, 1998 and 1997, respectively.
  Under the Finance Agreement between Pitney Bowes and the Company, Pitney Bowes is obligated on a quarterly basis to make payments, to the extent necessary, so that the Company's earnings available for fixed charges for the preceding one year period shall not be less than 1.25 times its fixed charges. Pitney Bowes has also agreed to make any past due principal, interest or premium payments on behalf of PBCC in respect to all approved debt and/or commercial paper, in the event that PBCC is unable to make such payments. To date, no such payments from Pitney Bowes have been required.
  The Company will continue to use cash to invest in finance assets with emphasis on internal leasing transactions and controlled investment in capital services financing transactions. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent on the level of equipment purchases from PBI, the level of capital services financing activity, capital requirements for new business initiatives, intercompany loans and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper, intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available, if needed, under revolving credit facilities and credit lines.

YEAR 2000

  In 1997, the Company's parent, Pitney Bowes Inc., established a formal worldwide program to identify and resolve the impact of the Year 2000 date processing issue on its business systems, products and supporting infrastructure. PBCC is included as part of this program. This program includes a comprehensive review of information technology (IT) and non-IT systems, software, and embedded processors. The program structure has strong executive sponsorship and consists of a Year 2000 steering committee comprised of senior business and technology management, a Year 2000 program office staffed with full-time project management, and subject matter experts and dedicated business unit project teams. The Company has also engaged independent consultants to perform periodic program reviews and assist in systems assessment and test plan development.
  The program encompasses the following phases: an inventory of affected technology and critical third party suppliers, an assessment of Year 2000 readiness, resolution, unit and integrated testing and contingency planning. The Company has completed its worldwide inventory and assessment of all business systems and supporting infrastructure. Required modifications are still in progress but were substantially completed by year-end 1998. Tests are performed as software is remediated, upgraded, or replaced. Integrated testing is expected to be complete by mid-1999.
  PBCC relies on third parties for many systems, products and services. The Company could be adversely impacted if third parties do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has established a formal process to identify, assess and monitor the Year 2000 readiness of critical third parties. Critical third parties with which the Company interacts include, among others, customers and business partners (supply chains, technology vendors and service providers); the global financial market infrastructure (payment and clearing systems); and the utility infrastructure (power, transportation, telecommunications) on which all corporations rely. However, the Company is unable to predict whether such third parties will be able to address their Year 2000 problems on a timely basis.
  PBCC estimates the total cost of the program from inception in 1997 through the Year 2000 to be approximately $2 million, of which approximately $1.3 million was incurred through December 31, 1998. These costs, which are funded through the Company's cash flows, include both internal labor costs as well as consulting and other external costs. These costs are incorporated in the Company's budgets and current forecasts and are being expensed as incurred.

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

OTHER MATTERS

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under SFAS 131, the Company has three reportable segments:
Internal Financing programs, Capital Services programs and Mortgage Servicing. (See Note 12 to CONSOLIDATED FINANCIAL STATEMENTS.) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires an entity recognize all derivative instruments as either assets or liabilities on its balance sheet and measure those instruments at fair market value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative instrument and the resulting designation. PBCC will be required to implement this statement beginning January 1, 2000. The Company is currently in the process of evaluating the impact of implementing this statement.



LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

  From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial condition, results of operations or cash flows.
  Pitney Bowes is subject to Federal, state and local laws and regulations related to the environment, and is currently named as a member of various groups of potentially responsible parties in administrative or court proceedings. Based on facts presently known, PBI believes that the outcome of any current proceeding will not have a material adverse effect on its financial condition, results of operations or cash flows.
  In June 1995, the United States Postal Service ("USPS") finalized and issued regulations governing the manufacture, distribution and use of postage meters. These regulations cover four general categories: meter security, administrative controls, Computerized Meter Resetting Systems and other issues. Pitney Bowes continues to comply with these regulations in its ongoing postage meter operations.
  In May 1996, the USPS issued a proposed schedule for the phaseout of mechanical meters in the United States. Between May 1996 and March 1997, PBI worked with the USPS to negotiate a revised mechanical meter migration schedule which better reflected the needs of existing mechanical meter users and minimized any potential negative financial impact. The final schedule agreed to with the USPS is as follows:

o as of June 1, 1996, new placements of mechanical meters would no longer be permitted; replacements of mechanical meters previously licensed to customers would be permitted prior to the applicable suspension date for that category of mechanical meter
o as of March 1, 1997, use of mechanical meters by persons or firms who process mail for a fee would be suspended and would have to be removed from service o as of December 31, 1998, use of mechanical meters that interface with mail machines or processors ("systems meters") would be suspended and would have to be removed from service
o as of March 1, 1999, use of all other mechanical meters ("stand-alone meters") would be suspended and have to be removed from service

  Based on the foregoing schedule, PBI believes that the phaseout of mechanical meters will not have a material adverse financial impact.
  As a result of the PBI's aggressive efforts to meet the USPS mechanical meter migration schedule combined with its ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represent less than 10% of PBI's installed U.S. meter base as of December 31, 1998, compared with 25% as of December 31, 1997.

  In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program ("IBIP") for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhanced postal revenue security and supported expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications:

o the Indicium specification- the technical specifications for the Indicium to be printed
o a Postal Security Device specification- the technical specification for the device that would contain the accounting and security features of the system
o a Host specification
o a Vendor Infrastructure specification

  In July 1996, the USPS published for public comment draft specifications for the Indicium, Postal Security Device and Host specifications. Pitney Bowes submitted extensive comments to these specifications. In March 1997, the USPS published for public comment the vendor infrastructure specification.
  On August 26, 1998, the USPS published for public comment a consolidated and revised set of IBIP specifications entitled "Performance Criteria for Information Based indicia and Security Architecture for IBI Postage Metering Systems" (the "IBI Performance Criteria"). The IBI Performance Criteria consolidated the aforementioned IBIP specifications and incorporated many of the comments previously submitted by the Company. PBI submitted comments to the IBI Performance Criteria on November 30, 1998.
  As of December 31, 1998, PBI is in the process of finalizing the development of a PC project, which satisfies the proposed IBI Performance Criteria. This product is currently undergoing beta testing and is expected to be ready for market upon final approval from the USPS.





















--------------------------------------------------------------------------------
The Company wishes to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future), in this Form 10-K or made by Company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include: the level of business and financial performance of Pitney Bowes, including the impact of changes in postal regulations in the United States; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the success of the Company at managing customer credit risk and associated collection and asset management efforts; and the impact of the Year 2000 issue, including the effects of third parties' inability to address the Year 2000 problem, as well as the Company's own readiness.

                         PITNEY BOWES CREDIT CORPORATION
     ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



MARKET RISK

  In the normal course of business, PBCC is exposed to the impact of market risk. Market risk is the sensitivity of income to variations in interest rates, foreign exchange rates, and other market-driven rates or prices.
  Interest-rate risk, including mortgage prepayment risk, is the most significant market risk to which the Company is exposed. Interest-rate risk is the sensitivity of income to variations in interest rates.
  The Company manages its interest-rate risk mainly by using a variety of off-balance sheet instruments. The most frequently used off-balance sheet instruments are interest-rate swaps and options (particularly interest-rate floors).
  At December 31, 1998, interest-rate swaps totaling $325 million (notional amount) were being used to manage risk due to interest-rate risk.
  A second major source of the Company's interest-rate risk is the sensitivity of its mortgage servicing rights ("MSRs") to prepayments. The mortgage borrower has the option to repay the mortgage loan at any time. When mortgage interest rates decline, borrowers have a greater incentive to prepay mortgage loans through a refinancing; when mortgage interest rates rise, this incentive is reduced or eliminated. Since MSRs represent the right to service mortgage loans, a decline in interest rates and an actual (or probable) increase in mortgage prepayments shortens the expected life of the MSR asset and reduces its economic value. Correspondingly, an increase in interest rates and an actual (or probable) decline in mortgage prepayments lengthen the expected life of the MSR asset and enhance its economic value. The expected income from and, therefore, economic value of MSRs is sensitive to movements in interest rates due to this sensitivity to mortgage prepayments.
  To mitigate the risk of declining long-term interest rates, higher-than-expected mortgage prepayments, and the potential impairment of the MSRs, the Company uses interest-rate swaps and floors. These instruments gain value as interest rates decline, mitigating the impairment of MSRs. At December 31, 1998, the Company had approximately $275 million of interest-rate swaps and $1.3 billion of interest-rate floors outstanding (notional amounts) to manage risk to the MSRs' valuation.
  It is the Company's policy to use financial instruments only to the extent necessary to meet the above stated objectives, and not for speculative purposes. PBCC uses a Value-at-Risk ("VaR") model to determine the maximum potential one-day loss in the fair value of its interest rate and foreign exchange sensitive financial instruments. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The Company's computations are based on the interrelationships between movements in various currencies and interest rates. The model includes all of the Company's debt as well as interest rate swaps. Anticipated transactions, firm commitments and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.
  The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by PBCC, nor does it consider the potential effect of favorable changes in market factors. At December 31, 1998, the Company's maximum potential one-day loss in fair value on the interest rate swaps, using a variance/co-variance technique, was not material to the Company's financial condition, results of operations or cash flows. (See Note 13 to CONSOLIDATED FINANCIAL STATEMENTS.)

                         PITNEY BOWES CREDIT CORPORATION
             Item 8. -- Financial statements and supplementary data



REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder and Board of Directors of Pitney Bowes Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 39 present fairly, in all material respects, the financial position of Pitney Bowes Credit Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 39, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Stamford, Connecticut
January 21, 1999

                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                            (in thousands of dollars)



         Years Ended December 31                                                  1998              1997             1996
                                                                                  ----              ----             ----
         Revenue:
           Finance income......................................              $ 514,287         $ 524,913        $ 529,987
           Mortgage servicing revenue..........................                132,072            73,246           52,985
           Equipment sales.....................................                      -                 -           26,666
                                                                               -------           -------          -------

             Total revenue.....................................                646,359           598,159          609,638
                                                                               -------           -------          -------

         Expenses:
           Selling, general and administrative.................                136,999           121,043          111,217
           Depreciation and amortization.......................                 75,051            42,462           40,267
           Cost of equipment sales.............................                      -                 -           22,821
           Provision for credit losses.........................                 36,080            34,076           35,617
           Interest............................................                116,746           151,033          160,841
                                                                               -------           -------          -------
             Total expenses....................................                364,876           348,614          370,763
                                                                               -------           -------          -------
         Income from continuing operations
           before income taxes.................................                281,483           249,545          238,875
         Provision for income taxes............................                 82,460            71,737           76,445
                                                                               -------           -------          -------
         Income from continuing operations.....................                199,023           177,808          162,430
         Discontinued operations (net of taxes of $5,237 in 1998
           $10,546 in 1997 and $10,410 in 1996)................                  8,453            17,025           16,804
                                                                               -------           -------          -------

         Net income [1]........................................              $ 207,476        $ 194,833         $ 179,234
                                                                               =======           =======          =======




                   Consolidated Statement of Retained Earnings
                            (in thousands of dollars)


         Years Ended December 31                                                  1998              1997             1996
                                                                                  ----              ----             ----

         Retained earnings at beginning of year................            $ 1,007,136      $    890,303        $ 782,269
         Net income for the year...............................                207,476           194,833          179,234
         Dividends paid to Pitney Bowes Inc....................                (86,000)         (78,000)          (71,200)
                                                                              --------           -------          -------

         Retained earnings at end of year......................            $ 1,128,612       $ 1,007,136        $ 890,303
                                                                              ========           =======          =======


         [1] For the years ended December 31, 1998, 1997 and 1996, the Company had no other comprehensive income items. Consequently, net income represents the Company's total comprehensive income.


                          The accompanying notes are an
                   integral part of the financial statements.

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                       1998              1997
                                                                                      ----              ----
Assets:
Cash.....................................................................    $       19,154  $       36,320
                                                                                  ---------        ---------
Investments:
  Finance assets.........................................................         2,721,805        3,475,538
  Investment in leveraged leases.........................................           764,145          667,779
  Investment in operating leases, net of accumulated depreciation........            33,261           32,112
  Allowance for credit losses............................................          (115,233)        (116,588)
                                                                                  ---------        ---------
    Net investments......................................................         3,403,978        4,058,841
                                                                                  ---------        ---------

  Mortgage servicing rights, net of accumulated amortization.............           364,071          220,912
  Assets held for sale...................................................           337,757          305,228
  Investment in partnership..............................................           165,950          158,327
  Loans and advances to affiliates.......................................           611,625          290,488
  Other assets...........................................................           391,135          258,224
                                                                                  ---------        ---------
     Total assets........................................................      $  5,293,670     $  5,328,340
                                                                                  =========        =========

Liabilities:
  Senior notes payable within one year...................................     $     991,853      $ 1,970,110
  Short-term notes payable to affiliates.................................          137,000                 -
  Accounts payable to affiliates.........................................           278,452          232,917
  Accounts payable and accrued liabilities...............................           182,236          199,905
  Deferred taxes.........................................................           486,906          510,060
  Senior notes payable after one year....................................         1,382,000        1,050,000
  Long-term notes payable to affiliates..................................           333,000                -
  Subordinated notes payable.............................................           285,886          270,487
                                                                                  ---------        ---------
      Total liabilities..................................................         4,077,333        4,233,479
                                                                                  ---------        ---------
Stockholder's Equity:
  Common stock...........................................................            46,000           46,000
  Capital surplus........................................................            41,725           41,725
  Retained earnings......................................................         1,128,612        1,007,136
                                                                                  ---------        ---------
     Total stockholder's equity..........................................         1,216,337        1,094,861
                                                                                  ---------        ---------
     Total liabilities and stockholder's equity..........................     $   5,293,670    $   5,328,340
                                                                                  =========        =========





                          The accompanying notes are an
                   integral part of the financial statements.

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

Years Ended December 31                                                         1998           1997            1996
                                                                                ----           ----            ----

Operating Activities
Net income...........................................................      $ 207,476     $ 194,833       $ 179,234
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Provision for credit losses........................................         65,404         78,320         66,529
  Depreciation and amortization......................................         75,163         42,648         40,447
  Cost of equipment sales............................................              -              -         22,821
 Increase in deferred taxes..........................................         22,387         31,436         37,300
 Increase in other receivables.......................................        (14,643)       (37,782)        (8,315)
 Increase in foreclosure claims receivable...........................        (23,414)       (24,155)        (3,673)
 Increase in advances and deposits...................................        (17,942)       (23,351)        (6,168)
 Increase in loans held for sale.....................................        (89,577)       (12,336)       (17,964)
 Increase in accounts payable to affiliates..........................         45,535         64,359         41,551
 Increase in accounts payable and accrued liabilities................          7,518         23,248         21,054
 Other, net..........................................................        (10,155)        12,271           (784)
                                                                           ---------      ---------       --------
Net cash provided by operating activities                                    267,752        349,491        372,032
                                                                           ---------      ---------       --------
Investing Activities
  Proceeds from sale of subsidiary...................................        789,936              -               -
  Investment in net finance assets...................................     (1,399,498)    (1,420,409)    (1,494,606)
  Investment in leveraged leases.....................................        (77,441)       (46,390)       (22,446)
  Investment in operating leases.....................................         (6,366)       (16,023)       (20,348)
  Investment in assets held for sale.................................       (545,149)      (650,951)      (326,691)
  Cash receipts collected under lease contracts, net of finance
     income recognized...............................................      1,783,235      2,538,321      1,557,822
  Investment in mortgage service rights..............................       (206,464)      (110,014)       (50,407)
  Investment in affiliate notes......................................       (282,000)              -              -
  Loans and advances to affiliated companies, net....................        (26,101)      (281,777)        (2,001)
  Additions to equipment and leasehold improvements..................         (9,012)       (14,327)       (12,536)
                                                                           ---------      ---------       --------
Net cash provided by (used in) investing activities..................         21,140         (1,570)      (371,213)
                                                                           ---------      ---------       --------
Financing Activities
   Net change in short-term debt.....................................     (1,012,457)        89,029       (466,799)
   Short-term loans from affiliates..................................        137,000       (139,400)       (10,309)
   Proceeds from issuance of senior notes payable after one year.....        532,000              -        500,000
   Proceeds from issuance of subordinated debt.......................         15,399         41,333         58,297
   Settlement of long-term debt......................................       (225,000)      (245,500)             -
   Loans from affiliates ............................................        333,000              -              -
   Dividends paid to Pitney Bowes, Inc...............................        (86,000)       (78,000)       (71,200)
                                                                           ---------      ---------       --------
Net cash (used in) provided by financing activities..................       (306,058)      (332,538)         9,989
                                                                           ---------      ---------       --------
(Decrease) increase in cash..........................................        (17,166)        15,383         10,808
Cash at beginning of year............................................         36,320         20,937         10,129
                                                                           ---------      ---------       --------
Cash at end of year..................................................  $      19,154  $      36,320   $     20,937
                                                                           =========      =========       ========

Interest paid........................................................   $    162,270   $    196,968    $   197,256
                                                                           =========      =========       ========
Income taxes refunded, net...........................................  $     (63,420) $     (21,773)  $    (44,397)
                                                                           =========      =========       ========

Supplemental noncash activities:
  During 1998, the Company acquired a lease portfolio consisting of direct financing and operating leases. In connection with this acquisition, the Company assumed certain non-recourse debt in the amount of $59.2 million.

                          The accompanying notes are an
                   integral part of the financial statements.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 1. - Summary of Significant Accounting Policies

Consolidation The consolidated financial statements include the accounts of Pitney Bowes Credit Corporation and all of its subsidiaries (the "Company" or "PBCC"). All significant intercompany transactions and balances have been eliminated. Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Cash and cash equivalents Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from the date of acquisition. Basis of accounting for financing transactions At the time a financing transaction is consummated, the Company records on its balance sheet the total receivable, unearned income and the estimated residual value of leased equipment. Unearned income represents the excess of the total receivable plus the estimated residual value over the cost of equipment or contract acquired. Unearned income is recognized as finance income under the interest method over the term of the transaction. Initial direct costs incurred in consummating transactions, including fees paid to Pitney Bowes Inc. ("Pitney Bowes" or "PBI"), are accounted for as part of the investment in a direct financing lease and amortized to income using the interest method over the term of the lease.
  The Company has, from time-to-time, sold selected finance assets. Beginning January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to account for the sale of these assets. All assets obtained or liabilities incurred in consideration are recognized as proceeds of the sale and any resulting gain or loss is recognized in income currently. Prior to January 1, 1997, the Company followed Statement of Financial Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse", when accounting for its sale of finance assets. Allowance for credit losses The Company evaluates the collectibility of its net investment in finance assets based upon its loss experience and assessment of prospective risk, and does so through ongoing reviews of its exposures to net asset impairment. The Company adjusts the carrying value of its net investment in finance assets to the estimated collectible amount through adjustments to the allowance for credit losses. Finance receivables are charged to the allowance for credit losses after the account is deemed uncollectible. (See Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.)
  The Company's general policy is to discontinue income recognition for finance receivables contractually past due for over 90 to 120 days depending on the nature of the transaction. Resumption of income recognition occurs when payments reduce the account to 60 days or less past due. Capital services transactions are reviewed on an individual basis. Income recognition is discontinued when it is apparent an obligor will not be making payment in accordance with lease terms and is resumed when the Company has sufficient experience on resumption of payments to be satisfied that such payments will continue in accordance with contract terms. Income taxes The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. For tax purposes, income from leases is recognized under the operating method and represents the difference between gross rentals billed and operating expenses. Under a tax sharing agreement between the Company and Pitney Bowes, the Company makes payment to Pitney Bowes for its share of consolidated income taxes or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. Deferred taxes reflected in the Company's balance sheet represent the difference between Federal and state income taxes reported for financial and tax reporting purposes, less non-interest bearing subordinated notes issued, including those capitalized. Investment in operating leases Equipment under operating leases is depreciated over the initial term of the lease to its estimated residual value. Rental revenue is recognized on a straight-line basis over the related lease term. Mortgage servicing rights ("MSR") The Company recognizes, as separate assets, rights to service mortgage loans, whether those servicing rights are originated or purchased. MSRs originated by others, purchased separately from loans, are recorded at cost. The Company assesses impairment of MSRs based on the fair value of those rights. The Company estimates the fair value of MSRs based on estimated future net servicing income, using a valuation model which considers such factors as market discount rates, consensus loan prepayment predictions, servicing costs and other economic factors. For purposes of impairment valuation, the Company's policy stratifies MSRs based on predominant risk characteristics of the underlying loans, including loan type, amortization type (fixed or adjustable) and note rate. To the extent that the carrying value of MSRs exceeds fair value by individual stratum, a valuation reserve is established, which is adjusted as the value of MSRs increases or decreases. The cost of MSRs is amortized in proportion to and over the period of estimated net servicing income. Reclassifications Certain amounts from prior years have been reclassified in order to conform to current year presentation.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 2. - Discontinued Operations

Discontinued operations On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented small-ticket lease financing business to General Electric Capital Corporation ("GECC"). The Company received approximately $790 million at closing, which approximates the book value of net assets sold or otherwise disposed of together with related transaction costs. As part of the sale, the Company retained certain non-performing accounts of CPLC. (See Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.) The transaction is subject to post-closing adjustments pursuant to the terms of the purchase agreement with GECC executed on October 12, 1998. The Company does not expect the effect of any adjustments to be significant.
  Operating results of CPLC have been segregated and reported as discontinued operations in the consolidated statements of income. Finance income of CPLC was $128.8 million for the ten months ended October 31, 1998 and $180.5 million and $163.0 million for the years ended December 31, 1997 and 1996, respectively. Interest expense allocated to discontinued operations was $33.9 million for the ten months ended October 31, 1998 and $46.2 million and $40.7 million for the years ended December 31, 1997 and 1996, respectively. Interest expense has been allocated based on the level of CPLC's intercompany borrowing, charged at the Company's weighted average borrowing rate.


Note 3. - Finance Assets

The composition of the Company's finance assets is as follows:

           December 31                                                            1998           1997
                                                                                  ----           ----
           (in thousands of dollars)
            Gross finance receivables..................................    $ 3,050,572    $ 3,923,767
            Unguaranteed residual valuation............................        412,569        461,051
            Initial direct costs deferred..............................         46,224         85,497
            Unearned income............................................       (787,560)      (994,777)
                                                                             ---------      ---------
              Total finance assets.....................................    $ 2,721,805    $ 3,475,538
                                                                             =========      =========


Gross finance receivables represent earning assets held by the Company which are generally due in monthly, quarterly or semi-annual installments over original periods ranging from 36 to 180 months. In addition, gross finance receivables for the Company's capital services programs include commercial jet aircraft transactions with original lease terms of up to 23 years and other non-commercial jet aircraft transactions with original lease terms ranging from two to 12 years. The balance due at December 31, 1998, including estimated residual value realizable at the end of the lease term, is payable as follows:

                                                  Gross Finance Assets
                                 -------------------------------------------------------
                                                         Commercial
                                                             and
                                  Internal               industrial
                                  programs                programs                Total

         1999                    $1,125,925            $   134,753            $1,260,678
         2000                       662,580                121,363               783,943
         2001                       460,061                 90,612               550,673
         2002                       241,231                 98,914               340,145
         2003                        62,815                 68,107               130,922
         Thereafter                   7,912                388,868               396,780
                                   --------               --------              --------

         Total                   $2,560,524            $   902,617            $3,463,141
                                   ========               ========              ========



  Net equipment financed for Pitney Bowes products were $672.7 million, $611.2 million and $571.6 million in 1998, 1997, and 1996, respectively.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 3. - Finance Assets (continued)

  During 1997, PBCC and GATX Corporation ("GATX") formed PBG Capital Partners LLC ("PBG") for the purpose of financing and managing certain leasing related assets. PBCC and GATX each contributed assets (primarily direct financing leases) to PBG. The Company and GATX each maintain a 50 percent ownership interest and jointly manage PBG. PBCC accounts for its investment in PBG under the equity method and recorded income of approximately $8.0 million and $1.2 million in 1998 and 1997, respectively. During 1998, PBCC contributed $65.3 million of assets to PBG and received cash distributions totaling $89.6 million. Total assets sold and contributed (including assets sold to GATX) by PBCC during 1997 were $958.8 million.

  During 1998, 1997 and 1996, PBCC sold finance assets with limited recourse of approximately $384 million, $264 million and $409 million, respectively. The uncollected principal balance of receivables sold at December 31, 1998 and 1997 was $501.2 million and $391.0 million, respectively. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts. The Company believes adequate provisions have been made for sold receivables which may become uncollectible.

  As of December 31, 1998, $326.8 million (12.0 percent) of the Company's finance assets and $428.8 million (12.4 percent) of the Company's gross finance assets were related to aircraft leased to commercial airlines. The Company considers its credit risk for these leases to be minimal due to the credit worthiness of the underlying lessees and the fact that all payments are being made in accordance with lease agreements. The Company believes any potential exposure in commercial aircraft investment is mitigated by the value of the collateral as the Company retains a security interest in the leased aircraft.


Note 4. - Net Investment in Leveraged Leases

The Company's net investment in leveraged leases is composed of the following elements:

           December 31                                                            1998           1997
                                                                                  ----           ----
            (in thousands of dollars)
            Net rents receivable.......................................      $ 788,404      $ 627,655
            Unguaranteed residual valuation............................        599,741        599,741
            Unearned income............................................       (624,000)      (559,617)
                                                                             ---------      ---------
            Investment in leveraged leases.............................        764,145        667,779
            Deferred taxes arising from
             leveraged leases (1) .....................................       (450,900)      (308,746)
                                                                             ---------      ---------
            Net investment in leveraged leases.........................      $ 313,245      $ 359,033
                                                                             =========      =========

 (1) Includes amounts reclassified to subordinated debt.

Following is a summary of the components of income from leveraged leases:

           Year Ended December 31                                  1998          1997            1996
                                                                   ----          ----            ----
           (in thousands of dollars)
           Pretax leveraged lease income...............        $ 16,513       $  4,467       $  7,145
           Income tax benefit..........................          11,770         17,110          7,080
                                                                -------        -------        -------
            Net income from leveraged leases...........        $ 28,283       $ 21,577       $ 14,225
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

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements



Note 4. - Net Investment in Leveraged Leases (continued)

Leveraged lease investments totaling $301.6 million (39.5 percent) are related to commercial real estate facilities, with original lease terms ranging up to 25 years. Also included are seven aircraft transactions with major commercial airlines, with a total investment of $297.5 million (38.9 percent) and with original lease terms ranging from 22 to 25 years; one transaction involving locomotives with a total investment of $37.0 million (4.8 percent) with an original lease term of 38 years and five transactions involving rail and bus facilities with a total investment of $128.0 million (16.8 percent) and original lease terms of 37 to 44 years.


Note 5. - Investment in Operating Leases, Net

The Company is the lessor of various types of equipment under operating leases including data processing, transportation and production equipment.

Minimum future rental payments to be received in each of the next five years under non-cancelable operating leases are $1.6 million in 1999, $0.7 million in 2000, $0.5 million in 2001, $0.3 million in 2002, $0.1 million in 2003 and $0.3 million thereafter.

Note 6. - Allowance for Credit Losses

The following is a summary of the allowance for credit losses, substantially all of which relates to lease financing:


           December 31                                             1998           1997           1996
                                                                   ----           ----           ----
           (in thousands of dollars)
            Beginning balance..........................       $ 116,588      $  98,721      $ 101,355
            Additions charged to
              discontinued operations..................          29,324         44,244         30,912
            Additions charged to operations............          36,080         34,076         35,617
           Amounts written-off:
               Internal programs.......................        (28,945)        (27,182)       (22,879)
               Capital services........................           (490)             40           (101)
               External small-ticket...................        (37,324)        (33,311)       (46,183)
                                                                -------        -------        -------
                   Total write-offs....................        (66,759)        (60,453)       (69,163)
                                                                -------        -------        -------

            Ending balance.............................       $ 115,233      $ 116,588      $  98,721
                                                                =======        =======        =======


The increase in the amount of additions charged to continuing operations in 1998 is the result of higher investment levels in the Company's new business initiatives and the impact of finance asset sales. The decrease in 1997 additions was due to favorable adjustments to the internal financing programs provisions reflecting management's evaluation of expected losses.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 6. - Allowance for Credit Losses (continued)

In establishing the provision for credit losses, the Company utilizes an asset-based percentage. This percentage varies depending on the nature of the asset, recent historical experience, vendor recourse, management judgement, and for capital services financing transactions, the credit ratings assigned by Moody's and Standard & Poor's. In evaluating the adequacy of reserves, estimates of expected losses, again by nature of the asset, are utilized. While historical experience is the principal factor in determining loss percentages, adjustments will also be made for current economic conditions, deviations from historical aging patterns, seasonal write-off patterns and levels of non-earning assets. If the resulting evaluation of expected losses differs from the actual aggregate reserve, adjustments are made to the reserve.

For transactions in the internal programs, the Company discontinues income recognition for finance receivables past due over 120 days. The Company has utilized this period because historically internal collection efforts have continued for this time period. In capital services programs, income recognition is discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, income recognition is discontinued when accounts are past due over 90 days.

Finance receivables are written-off to the allowance for credit losses after collection efforts are exhausted and the account is deemed uncollectible. For internal financing transactions, this usually occurs near the point in time when the transaction is placed in a non-earning status. For capital services financing transactions, write-offs are normally made after efforts are made to repossess the underlying collateral, the repossessed collateral is sold, and efforts to recover remaining balances are exhausted. On capital services financing transactions, periodic adjustments also may be made and/or a cost recovery approach for cash proceeds utilized to reduce the face value to an estimated present value of the future expected recovery. All write-offs and adjustments are recorded on a transaction by transaction basis.

Resumption of income recognition on internal program non-earning accounts occurs when payments are reduced to 60 days or less past due. On capital services financing transactions, resumption of income recognition occurs after the Company has had sufficient experience on resumption of payments and is satisfied that such payments will continue in accordance with the original or restructured contract terms.

The carrying values of non-performing and troubled finance assets are outlined below. There are no leveraged leases classified under these categories.


           December 31                                             1998           1997           1996
                                                                   ----           ----           ----
            (in thousands of dollars)
            Non-performing (non-accrual) transactions
               Internal programs.......................       $  15,214      $  11,394      $  12,614
               Capital services programs...............           2,134          2,543          2,643
               External small-ticket...................          42,063         37,184         23,766
                                                                -------        -------        -------
                   Total...............................       $  59,411      $  51,121      $  39,023
                                                                =======        =======        =======
            Troubled (potential problem) transactions
               Capital services programs...............       $  12,906      $  13,446      $  13,810
                                                                =======        =======        =======

The increase in non-performing transactions in 1998 and 1997 in the external small-ticket programs was due to an increase in bankruptcy levels among certain lease customers. As part of the sale of CPLC in October 1998, the Company retained certain non-performing accounts. These accounts have been placed with a specialized late stage collection group in an effort to maximize the potential for recovery. The Company believes it has sufficient reserves to provide for any losses which may result from the final resolution of the above transactions.

Historically, the Company has not allocated a specific amount of credit loss reserve to non-performing and troubled transactions. This is due to the historically low level of write-offs in the capital services financing programs and the limited number of transactions with material credit loss exposure in other areas. As stated previously, the Company evaluates its aggregate reserve position in comparison to estimates of aggregate expected losses.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 6. - Allowance for Credit Losses (continued)

However, for non-performing capital services financing transactions, the Company has adjusted the face value of these receivables through the following adjustments:


           December 31                                             1998           1997           1996
                                                                   ----           ----           ----
           (in thousands of dollars)
            Face value of receivables..................      $    2,500     $    2,500     $    2,500
            Cash collections applied to principal......         (1,481)         (1,352)        (1,252)
                                                                -------        -------        -------
            Carrying value.............................      $    1,019     $    1,148     $    1,248
                                                                =======        =======        =======


Note 7. - Mortgage Servicing Rights

The cost of rights to service mortgage loans, whether those servicing rights are originated or purchased, are capitalized and recorded as separate assets by the Compnay. These costs are amortized in proportion to and over the period of estimated net servicing income. The Company assesses impairment of MSRs based on the fair value of those rights. The Company estimates the fair value of MSRs based on estimated future net servicing income, using a valuation model which considers such factors as market discount rates, consensus loan prepayment predictions, servicing costs and other economic factors. For purposes of impairment valuation, the Company's policy stratifies MSRs based on predominant risk characteristics of the underlying loans, including loan type, amortization type (fixed or adjustable) and note rate. To the extent that the carrying value of MSRs exceeds fair value by individual stratum, a valuation reserve is established, which is adjusted as the value of MSRs increases or decreases.

The Company purchased rights to service loans with aggregate unpaid principal balances of approximately $12.4 billion in 1998, $8.1 billion in 1997, and $5.3 billion in 1996. The costs associated with acquiring these rights were capitalized and recorded as MSRs.

The following summarizes the Company's capitalized MSR activity:

           December 31                                             1998           1997           1996
                                                                   ----           ----           ----
           (in thousands of dollars)
           Balance at beginning of year................       $ 220,912      $ 138,146      $ 108,851
           MSR acquisitions............................         206,464        110,014         50,407
           Deferred hedge loss.........................           1,709              -              -
           MSR amortization............................        (54,787)        (27,248)       (21,112)
           Impairment reserve..........................        (10,227)              -              -
                                                                -------        -------        -------
            Balance at end of year.....................       $ 364,071      $ 220,912      $ 138,146
                                                                =======        =======        =======

The fair value of MSRs was approximately $372.9 million at December 31, 1998 and $247.5 million at December 31, 1997.

Note 8. - Assets Held for Sale

The Company funded transactions totaling $545.1 million in 1998, $650.9 million in 1997, and $326.7 million in 1996, relating to assets held for sale. Transactions totaling $380.3 million in 1998 and $445.5 million in 1997, were sold for a net gain before taxes of $7.4 million in 1998 and $6.3 million in 1997, which is recorded as part of finance income. Thirty-eight transactions relating to assets held for sale remain in inventory with a net carrying value of $337.8 million at December 31, 1998 compared with twenty-one transactions with a net carrying value of $305.2 million at December 31, 1997.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 8. - Other Assets

           December 31                                                            1998           1997
                                                                                  ----           ----
           (in thousands of dollars)
           Loans held for sale.........................................      $ 131,504     $   41,927
           Other receivables...........................................         74,834         60,191
           Foreclosure claims receivable, net..........................         57,471         34,057
           Equipment and leasehold improvements, net of accumulated
             depreciation and amortization: 1998-$22,259; 1997-$21,975.         15,393         30,612
           Billed meter rental receivables ............................         33,514         29,582
           Mortgage escrow advances....................................         33,019         25,634
           Other advances and deposits.................................         29,698         19,141
           MSR hedge...................................................          3,950              -
           Deferred partnership fees...................................          3,330          5,290
           Deferred debt placement fees................................          3,594          3,308
           Goodwill, net of accumulated amortization:
             1998-$2,518; 1997-$2,132..................................          2,131          2,518
           Interest discount on commercial paper.......................             51          2,672
           Prepaid expenses and other assets...........................          2,646          3,292
                                                                              --------       --------
            Total other assets.........................................      $ 391,135      $ 258,224
                                                                              ========       ========

Loans held for sale consist of purchased and originated mortgage loans secured by first real estate mortgages and are stated at the lower of aggregated cost or market. Market value is determined by outstanding committments from investors or by current investor yield requirements. In general, the Company enters into forward delivery contracts for the sale of loans. Write-downs of loans to the lower of cost or market are included in net income of the period in which the adjustment occurs. Any discount resulting from the purchase of mortgage loans is not included in net income until the loans are sold. There were no write-downs of loans held for sale for the years ended December 31, 1998 or 1997.

Other receivables increased over the prior year mainly due to higher billed receivables at the Company's Mortgage Servicing subsidiary and proceeds due on syndication transactions.

Foreclosure claims receivable include loans and related advances in the process of foreclosure. Such loans are insured or guaranteed by either the Federal Housing Administration, the Veterans Administration or private mortgage insurance and will be repaid when the foreclosure process is completed. The Company has established reserves for possible losses in excess of insured or guaranteed amounts of approximately $8.4 million at December 31, 1998 and $5.5 million at December 31, 1997.

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

The MSR hedge represents the net carrying value of the interest rate floor contract the Company has entered into during 1998.

Deferred partnership fees relate to a transaction whereby the Company contributed certain commercial aircraft, subject to direct financing leases, to a majority-owned partnership. Partnership fees incurred in connection with this transaction are amortized over the term of the transaction.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 8. - Other Assets (continued)

Deferred debt placement fees incurred in connection with placing senior and subordinated notes are amortized over the related terms of the notes.


Note 9. - Accounts Payable and Accrued Liabilities

           December 31                                                            1998           1997
                                                                                  ----           ----
            (in thousands of dollars)
           Advances and deposits from customers........................      $  48,448      $  51,616
           Accounts payable............................................         45,787         48,572
           Accrued interest payable....................................         27,393         23,081
           Sales and use, property and sundry taxes....................         15,282         14,663
           Portfolio purchase price payable............................          4,448         12,800
           Accrued salary and benefits payable.........................          5,664          8,662
           Minority interest in partnership............................          8,751          8,130
           Other liabilities...........................................         26,463         32,381
                                                                              --------       --------
            Total accounts payable and accrued liabilities.............       $182,236       $199,905
                                                                              ========       ========

Note 10. - Notes Payable

Short-term notes payable totaled $1.0 billion at December 31, 1998 and $2.0 billion at December 31, 1997. These notes were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at rates below the prevailing prime rate.

The composition of the Company's notes payable is as follows:

         December 31                                                              1998           1997
                                                                                  ----           ----
         (in thousands of dollars)
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 4.90% (5.66% in 1997)....................   $    173,700   $ 1,361,110
           Notes payable against bank lines of credit and others at a
             weighted average interest rate of 1.16% (1.68% in 1997)...        618,153        384,000
           Current installment of long-term debt due within one year at
             an interest rate of 6.54% (5.84% to 6.31% in 1997)........        200,000        225,000
                                                                             ---------      ---------
            Total senior notes payable due within one year.............        991,853      1,970,110
            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% (6.06% to 9.25% in 1997)..................      1,382,000      1,050,000
                                                                             ---------      ---------
            Total senior notes payable.................................      2,373,853      3,020,110
                                                                             ---------      ---------
         Notes Payable to Affiliates:
            Due within one year at interest rates of 5.38% and 5.55%...        137,000              -
            Due after one year at an interest rate of 5.38%............        333,000              -
                                                                             ---------      ---------
            Total notes payable to affiliates..........................        470,000              -
                                                                             ---------      ---------
         Subordinated Notes Payable:
           Non-interest bearing notes due Pitney Bowes Inc.............        285,886        270,487
                                                                             ---------      ---------


            Total notes payable........................................   $  3,129,739   $  3,290,597
                                                                             =========      =========


                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 10. - Notes Payable (continued)

At December 31, 1998, the Company had unused lines of credit and revolving credit facilities totaling $1,200 million largely supporting commercial paper borrowings. The Company recorded commitment fees of $0.7 million, $0.6 million and $1.3 million in 1998, 1997 and 1996, respectively, to maintain its lines of credit. The reduction in commitment fees from 1996 is a result of reductions in commitment fee rates in January 1997.

Total notes payable at December 31, 1998 mature as follows: approximately $1,129 million in 1999, $87 million in 2000, $519 million in 2001, $137 million in 2002, $437 million in 2003 and $821 million thereafter.

Lending Arrangements: Under terms of its senior and subordinated loan agreements, the Company is required to maintain earnings before taxes and interest charges at prescribed levels. With respect to such loan agreements, Pitney Bowes will endeavor to have the Company maintain compliance with such terms and, under certain loan agreements, is obligated, if necessary, to pay to the Company amounts sufficient to maintain a prescribed ratio of earnings available for fixed charges or make approved debt/commercial paper principal, interest or premium payments in the event that PBCC is unable to. To date, no such payments have been required to maintain earnings available for fixed charge coverage or to maintain the Company's contractual liquidity obligations.

In January 1998, the Company issued $250 million of medium-term notes due in January 2003.

On September 30, 1998, the Company issued a total of $282 million of Series A and Series B Secured Floating Rate Senior Notes (the "Notes"), through certain affiliates. The Notes are due in 2001 and bear interest at a floating rate of LIBOR plus .65%, set as of the quarterly interest payment dates. The proceeds from the Notes were used to purchase subordinated debt obligations from Pitney Bowes Inc. (the "PBI Obligations"). The PBI Obligations have a principal amount of $282 million and bear interest at a floating rate of LIBOR plus one percent, set as of the quarterly interest payment dates.

In July 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement allows PBCC to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750 million. The debt securities will be offered in amounts, at prices and at terms to be determined at the time of sale and which will be set forth in supplements to the prospectus forming part of the shelf registration statement. At December 31, 1998, the entire $750 million was available under the shelf registration.

In 1998 and 1997, the Company issued $15.4 million and $41.3 million, respectively, of non-interest bearing subordinated notes to Pitney Bowes in exchange for funds equal to tax losses generated by the Company and utilized by Pitney Bowes in the 1997 and 1996 consolidated tax returns. Any non-interest bearing subordinated notes payable to Pitney Bowes mature after all senior notes now outstanding and executed hereafter are paid.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 11. - Business Segment Information

The  Internal  Financing  Division of PBCC  provides  marketing  support to PBI.
Equipment leased or financed for Internal Division programs include mailing, paper handling and shipping equipment, scales, copiers, and facsimile units. PBCC's Capital Services Division operates in the commercial and industrial market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. The Company's Mortgage Servicing Division is responsible for the management of Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly-owned subsidiary of PBCC, located in Jacksonville, Florida, which specializes in servicing residential first mortgages for a fee. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note 1 to CONSOLIDATED FINANCIAL STATEMENTS.) Operating profit of each segment is determined by deducting from revenue the costs and expenses directly related to the segment as well as an allocation of certain corporate expenses. Operating profit excludes income taxes and net interest attributable to corporate debt. Identifiable assets are those used by the segment directly in operations and exclude cash and cash equivalents, short-term investments and general corporate assets. Long-lived assets exclude finance receivables, investment in leveraged leases and MSRs. Segmental revenue and income before taxes for the years ended 1998, 1997 and 1996 are presented below. All revenue is produced in the United States.

                                                                             Revenue
                                                              ---------------------------------------
    Year Ended December 31                                         1998           1997           1996
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal financing...............................       $ 358,273      $ 331,824      $ 308,084
      Capital services.................................         156,014        193,089        248,569
      Mortgage servicing...............................         132,072         73,246         52,985
                                                                -------        -------        -------
           Total revenue...............................       $ 646,359      $ 598,159      $ 609,638
                                                                =======        =======        =======



                                                                         Income before Taxes
                                                              ---------------------------------------
    Year Ended December 31                                         1998           1997           1996
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal financing...............................       $ 212,030      $ 194,171      $ 174,176
      Capital services.................................          77,313         66,638         73,294
      Mortgage servicing...............................          40,273         27,102         16,028
                                                                -------        -------        -------
      Total for reportable segments....................         329,616        287,911        263,498
      Unallocated amounts:
        Corporate interest expense, net................        (28,040)        (20,796)       (15,201)
        Corporate expenses.............................        (20,093)        (17,570)        (9,422)
                                                                -------        -------        -------
      Income before income taxes.......................       $ 281,483      $ 249,545     $  238,875
                                                                =======        =======        =======

Additional segment information is as follows:
                          Depreciation and Amortization
                                                               --------------------------------------
    Year Ended December 31                                         1998           1997           1996
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal financing...............................        $     16      $       -      $       -
      Capital services.................................          13,186         14,231         19,155
      Mortgage servicing...............................          61,849         28,231         21,112
                                                                -------        -------        -------
           Total.......................................        $ 75,051      $  42,462      $  40,267
                                                                =======        =======        =======

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 11. - Business Segment Information (continued)


                                                                        Net Interest Expense
                                                              ---------------------------------------
    Year Ended December 31                                         1998           1997           1996
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal financing...............................       $  52,174      $  47,844      $  43,213
      Capital services.................................          44,197         85,994        105,446
      Mortgage servicing...............................         (7,665)         (3,601)        (3,019)
                                                                -------        -------        -------
      Total for reportable segments....................          88,706        130,237        145,640
      Corporate interest expense, net..................          28,040         20,796         15,201
                                                                -------        -------        -------
      Consolidated interest expense, net...............       $ 116,746      $ 151,033      $ 160,841
                                                                =======        =======        =======


                                                                                  December 31,
                                                                       ------------------------------
    Net additions to long-lived assets:                                     1998                 1997
                                                                            ----                 ----
    (in thousands of dollars)
      Internal financing....................................           $ 245,665             $ 57,492
      Capital services......................................             372,725              183,031
      Mortgage servicing....................................              20,736                4,086
                                                                         -------              -------
      Total  for reportable segments........................             639,126              244,609
      General corporate assets..............................             106,746              284,251
                                                                         -------              -------
     Consolidated additions to
      long-lived assets.....................................           $ 745,872            $ 528,860
                                                                         =======              =======


                                                                                  December 31,
                                                                           --------------------------
    Identifiable assets:                                                    1998                 1997
                                                                            ----                 ----
    (in thousands of dollars)
      Internal financing....................................         $ 2,087,845          $ 1,797,783
      Capital services......................................           2,437,177            3,015,278
      Mortgage servicing....................................             598,771              345,317
                                                                        --------             --------
    Total for reportable segments...........................           5,123,793            5,158,378
    Cash....................................................              19,154              36,320
    General corporate assets................................             150,723              133,642
                                                                        --------             --------
    Consolidated assets.....................................         $ 5,293,670          $ 5,328,340
                                                                        ========             ========

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 12. - Derivative Instruments

PBCC's principal objective in holding derivatives is the management of interest-rate risk. The Company uses various financial instruments, particularly interest rate swaps to manage these risks. The Company is exclusively an end user of these instruments and does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets.

The major source of the Company's interest-rate risk is its exposure to changes in interest rates as they relate to its notes payable. To manage this exposure, the Company periodically enters into interest rate swaps. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense.

The aggregate amount of interest rate swaps categorized by type, and the related weighted average interest rate paid and received assuming current market conditions is reflected below:

                                                               Total
     Major Type                                              Notional
     of Interest                                              Amount           Weighted Average Interest Rates
     Rate Swap      Hedged Liability                          (000's)              Fixed        Variable(1)

     Pay fixed      Commercial paper                          $325,000             7.70%             4.73%


(1) The variable rate is indexed from the 30 day Fed AA composite commercial paper rate. The Fed AA composite rate at December 31, 1998 was used to calculate the weighted average interest rate.

The aggregate notional amount of interest rate swaps categorized by annual maturity is reflected below:



                                                                           Pay
            (in thousands of dollars)                                     Fixed

            1999.......................................                 $      -
            2000.......................................                        -
            2001.......................................                        -
            2002.......................................                  100,000
            2003.......................................                        -
            Thereafter.................................                  225,000
                                                                         -------
            Notional Amount............................                 $325,000
                                                                         =======

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 12. - Derivative Instruments (continued)

The following is a reconciliation of interest rate swap activity by major type of swap:

                                                                            Annual Maturity
                                                               --------------------------------------
                                                                          Pay
                                                               ------------------------
            (in thousands of dollars)                             Fixed       Variable          Total

           Balance December 31, 1996...................       $ 300,000      $  26,048      $ 326,048
            Expired contracts..........................        (100,000)        (2,524)      (102,524)
                                                               --------       --------       --------

            Balance December 31, 1997..................         200,000         23,524        223,524
            New contracts..............................         125,000              -        125,000
            Expired contracts..........................               -        (23,524)      ( 23,524)
                                                               --------       --------       --------

           Balance December 31, 1998...................       $ 325,000 $            -      $ 325,000
                                                               ========       ========       ========









Interest rate swaps are used in the majority of circumstances to convert variable rate commercial paper interest payments to fixed rate interest payments. The impact of interest rate swaps on interest expense and the weighted average borrowing rate is as follows:

                                                                            1998             1997              1996
                                                                            ----             ----              ----

Impact of interest rate swaps on interest expense (000's)..............  $ 4,500          $ 6,268           $ 7,346
Weighted average borrowing rate excluding interest rate swaps..........    5.53%            5.89%             5.81%
Weighted average borrowing rate including interest rate swaps..........    5.69%            6.09%             6.03%


A second source of the Company's interest-rate risk is the sensitivity of its MSRs to prepayments. The mortgage borrower has the option to repay the mortgage loan at any time. When mortgage interest rates decline, borrowers have a greater incentive to prepay mortgage loans through a refinancing; when mortgage interest rates rise, this incentive is reduced or eliminated. To mitigate the risk of declining long-term interest rates, higher-than-expected mortgage prepayments, and the potential impairment of the MSRs, the Company uses interest-rate swaps and interest rate floors tied to yields on 10-year "constant maturity" swap rates. Decreases in the value of such contracts aggregating $2.1 million, of which, $1.7 million has been recorded as adjustments to the carrying value of MSRs at December 31, 1998.

The aggregate amount of the MSRs hedge categorized by contract type, and the related interest rate to be paid and received assuming current market conditions is reflected below:


                                                               Total
                                                             Notional
                                                              Amount                  Interest Rates
     Contract Type                                            (000's)         Fixed/Floor          Variable

     Interest rate swap:                                                                            3-Month
       Company as variable rate payor                      $   275,000            5.400%             LIBOR

                                                                                                    10-Year
     Interest rate floor                                   $ 1,275,000            5.186%               CMS


                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 12. - Derivative Instruments (continued)

Interest rate swap agreements involve the exchange of fixed rate and variable rate interest payments based on a notional principal amount and maturity date. In a purchased interest-rate floor agreement, cash interest payments are received only if current interest rates fall below a predetermined interest rate.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest-rate swap and interest-rate floor agreements to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal.

The Company periodically enters into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain sales of receivables with recourse of foreign currency denominated lease receivables. The Company had no foreign currency contracts outstanding as of December 31, 1998.

Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of the fair market values.

There were no deferred gains or losses relating to terminated interest rate swaps or foreign currency contracts at December 31, 1998 and 1997. The fair value of interest rate swaps and foreign currency contracts is presented in Note 14 to CONSOLIDATED FINANCIAL STATEMENTS.


Note 13. - Stockholder's Equity

The following is a reconciliation of stockholder's equity:

                                                                                              Total
                                                  Common        Capital        Retained     Stockholder's
         (in thousands of dollars)                Stock        Surplus        Earnings        Equity

         Balance December 31, 1995......     $   46,000      $   41,725     $  782,269    $   869,994
         Net income - 1996..............              -               -        179,234        179,234
         Dividends paid to PBI..........              -               -        (71,200)       (71,200)
                                               --------        --------       --------       --------

         Balance December 31, 1996......         46,000          41,725        890,303        978,028
         Net income - 1997..............              -               -        194,833        194,833
         Dividends paid to PBI..........              -               -        (78,000)       (78,000)
                                               --------        --------       --------       --------

         Balance December 31, 1997......         46,000          41,725      1,007,136      1,094,861
         Net income - 1998..............              -               -        207,476        207,476
         Dividends paid to PBI..........              -               -        (86,000)       (86,000)
                                               --------        --------       --------       --------

         Balance December 31, 1998......     $   46,000       $  41,725     $1,128,612     $1,216,337
                                               ========        ========       ========       ========


At December 31, 1998, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at December 31, 1998 and 1997. All of the Company's stock is owned by Pitney Bowes.

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

Interest rate swaps. The fair values of interest rate swaps are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates and the creditworthiness of the counterparties.

MSR hedge. The fair values of the MSR hedge are obtained from dealer quotes. The interest rate swap portion represents the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates and the creditworthiness of the counterparties. The interest rate floor portion represents the difference between the market value and amounts paid to enter into the contracts.

Transfers of receivables with recourse. The fair value of the recourse liability represents the estimate of expected future losses. The Company periodically evaluates the adequacy of reserves and estimates of expected losses; if the resulting evaluation of expected losses differs from the actual reserve, adjustments are made to the reserve.

Financial guarantee contracts. The Company has recourse obligations in connection with certain mortgages it services, as well as certain finance asset sales to third-parties. Aggregate exposure at December 31, 1998 and 1997 was $151 million and $213 million respectively. The fair value of the guarantees under these obligations represents the estimate of expected future losses.

Residual and conditional commitment guarantee contracts. The fair value of residual and conditional commitment guarantee contracts is based on the projected fair market value of the collateral as compared to the guaranteed amount plus a commitment fee generally required by the counterparty to assume the guarantee.

The estimated fair value of the Company's financial instruments is as follows:

         December 31                                     1998                         1997
                                              -------------------------     -------------------------
         (in thousands of dollars)              Carrying        Fair          Carrying         Fair
                                                Value (1)       Value         Value (1)        Value

         Investment securities               $      683     $       683     $   15,822     $   15,715
         Loans receivable (2)                   453,558         469,159        357,227        358,941
         Senior notes payable after one year (1,325,454)    (1,414,697)     (1,068,662)    (1,143,402)
         Interest rate swaps                     (2,051)       (29,730)           (935)       (24,524)
         MSR hedge                                2,864           2,864              -              -
         Transfers of receivables
           with recourse                        (42,805)       (42,805)         (7,765)        (7,765)
         Financial guarantee contracts           (1,532)        (3,411)         (1,656)        (3,265)
         Residual and conditional
           commitment guarantee contracts          (545)           (48)         (4,750)        (4,253)

(1) Carrying value includes accrued interest and deferred fee income, where applicable.
(2) Carrying value for loans receivable and other debt financing is net of applicable allowance for credit losses.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 15. - Taxes on Income from Continuing Operation

Income from continuing operations before income taxes and the provision for income taxes were as follows:

           Year Ended December 31                                  1998           1997           1996
                                                                   ----           ----           ----
           (in thousands of dollars)
            Income from continuing operations
              before income taxes......................       $ 281,483      $ 249,545      $ 238,875
                                                               ========       ========       ========
           Provision for income taxes:
             Federal:
               Current.................................       $   4,565      $ (21,879)     $  (3,479)
               Deferred................................          67,656         94,380         64,566
                                                                -------        -------        -------
                   Total federal.......................          72,221         72,501         61,087
                                                                -------        -------        -------
             State and local:
               Current.................................           3,380         11,209         (6,553)
               Deferred................................           6,859        (11,973)        21,911
                                                                -------        -------        -------
                   Total state and local...............          10,239           (764)        15,358
                                                                -------        -------        -------

            Total......................................       $  82,460      $  71,737      $  76,445
                                                                =======        =======        =======

Including discontinued operations, the provision for income taxes consists of the following:

           Year Ended December 31                                  1998           1997           1996
                                                                   ----           ----           ----
           (in thousands of dollars)
            Federal....................................      $   76,773    $    81,668     $   70,136
            State and local............................          10,924            615         16,719
                                                                -------        -------        -------
                   Total...............................      $   87,697    $    82,283     $   86,855
                                                                =======        =======        =======

Deferred tax liabilities and (assets):

           December 31                                             1998           1997           1996
                                                                   ----           ----           ----
           (in thousands of dollars)
           Deferred tax liabilities:
             Lease revenue and related depreciation....       $ 511,172      $ 531,195      $ 553,206
           Deferred tax assets:
             Alternative minimum tax
                credit carryforwards...................        (24,266)        (21,135)       (74,582)
                                                               --------       --------       --------
            Total......................................       $ 486,906      $ 510,060      $ 478,624
                                                               ========       ========       ========

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 15. - Taxes on Income from Continuing Operation (continued)


The reconciliation of the U.S. Federal statutory rate to the Company's effective income tax rate for continuing operations is as follows:

           Year Ended December 31                                  1998           1997           1996
                                                                   ----           ----           ----
           (Percent of pretax income)
           U.S. Federal statutory rate.................            35.0%           35.0%          35.0%

            State and local income taxes ..............             2.2           (0.2)           4.1
            Partnership tax benefits...................           (0.7)           (0.9)          (1.0)
            Tax-exempt foreign trade income............           (1.7)           (2.1)          (2.4)
            Tax-exempt finance income .................           (1.1)           (0.7)          (0.6)
            Residual portfolio and
              equipment acquisition....................           (0.5)           (0.5)          (0.6)
            Other, net ................................           (3.9)           (1.8)          (2.5)
                                                               --------       --------       --------
            Effective income tax rate .................           29.3%           28.8%          32.0%
                                                               ========       ========       ========

The difference between the statutory tax rate and the effective tax rate for discontinued operations is primarily due to state and local income taxes.

Note 16. - Retirement Plan

The Company participates in the Pitney Bowes retirement plan which covers the majority of PBCC employees. The assets of this plan fully fund vested benefits. Pitney Bowes' plan assumptions for 1998 were 7.00 percent for the discount rate,
4.25 percent for the expected rate of increase in future compensation levels and
9.30 percent for the expected long-term rate of return on plan assets. Plan assumptions for 1997 were 7.25 percent for the discount rate, 4.25 percent for the expected rate of increase in future compensation levels and 9.50 percent for the expected long-term rate of return on plan assets. The Company's pension expense was $0.5 million in 1998, $0.4 million in 1997 and $1.6 million in 1996.

The Company participates in the Pitney Bowes nonpension postretirement benefit plan, which provides certain health care and life insurance benefits to eligible retirees and their dependents.

Note 17. - Commitments, Contingencies and Regulatory Matters

The Company is the lessee under noncancelable operating leases for office space and automobiles. Future minimum lease payments under these leases are as follows: $3.2 million in 1999, $2.3 million in 2000, $2.1 million in 2001, $2.0 million in 2002, $1.9 million in 2003 and $16.1 million thereafter. Rental expense under operating leases was $2.8 million, $4.3 million and $4.1 million in 1998, 1997 and 1996, respectively.

At December 31, 1998, the Company had no unfunded commitments to extend credit to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount and type of collateral obtained, if deemed necessary by the Company, is based on management's credit assessment of the customer. Fees received under the agreements are recognized over the commitment period. The maximum risk of loss arises from the possible non-performance of the customer to meet the terms of the credit agreement. As part of the Company's review of its exposure to risk, adequate provisions are made for finance assets which may be uncollectible. From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial condition, results of operations or cash flows.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 18. - Commitments, Contingencies and Regulatory Matters (continued)

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

In May 1996, the USPS issued a proposed schedule for the phaseout of mechanical meters in the United States. Between May 1996 and March 1997, PBI worked with the USPS to negotiate a revised mechanical meter migration schedule which better reflected the needs of existing mechanical meter users and minimized any potential negative financial impact. The final schedule agreed to with the USPS is as follows:

o as of June 1, 1996, new placements of mechanical meters would no longer be permitted; replacements of mechanical meters previously licensed to customers would be permitted prior to the applicable suspension date for that category of mechanical meter
o as of March 1, 1997, use of mechanical meters by persons or firms who process mail for a fee would be suspended and would have to be removed from service o as of December 31, 1997, use of mechanical meters that interface with mail machines or processors ("systems meters") would be suspended and would have to be removed from service
o as of March 1, 1999, use of all other mechanical meters ("stand-alone meters") would be suspended and have to be removed from service

Based on the foregoing schedule, PBI believes that the phaseout of mechanical meters will not have a material adverse financial impact.

As a result of the PBI's aggressive efforts to meet the USPS mechanical meter migration schedule combined with its ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represent less than 10% of PBI's installed U.S. meter base as of December 31, 1998, compared with 25% as of December 31, 1997.

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program ("IBIP") for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhanced postal revenue security and supported expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications:

o the Indicium specification- the technical specifications for the Indicium to be printed
o a Postal Security Device specification- the technical specification for the device that would contain the accounting and security features of the system

o a Host specification

o a Vendor Infrastructure specification

In July 1996, the USPS published for public comment draft specifications for the Indicium, Postal Security Device and Host specifications. Pitney Bowes submitted extensive comments to these specifications. In March 1997, the USPS published for public comment the vendor infrastructure specification.

On August 26, 1998, the USPS  published for public  comment a  consolidated  and revised set of IBIP specifications entitled "Performance Criteria for Information Based Indicia and Security Architecture for IBI Postage Metering Systems" (the IBI Performance Criteria). The IBI Performance Criteria consolidated the aforementioned IBIP specifications and Incorporated many of the comments previously submitted by the Company. PBI submitted comments to the IBI Performance Criteria on November 30, 1998.

As of December 31, 1998, PBI is in the process of finalizing the development of a PC project, which satisfies the proposed IBI Performance Criteria. This product is currently undergoing beta testing and is expected to be ready for market upon final approval from the USPS.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 19. - Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 1998 and 1997 follows (in thousands of dollars):

                                                                 Three Months Ended
                                                       ----------------------------------------------

         1998                                  March 31         June 30       Sept. 30        Dec. 31
         ----                                  --------         -------       --------        -------

         Total revenue                       $  142,841      $  156,034     $  169,342     $  178,142
                                               --------        --------       --------       --------
         Expenses:
         Selling, general and administrative     30,008          33,348         32,215         41,428
         Depreciation and amortization           12,216          14,190         27,059         21,586
         Provision for credit losses              8,849           8,933          8,307          9,991
         Interest                                29,870          29,833         28,542         28,501
         Provision for income taxes              17,802          20,271         22,027         22,360
                                               --------        --------       --------       --------
         Total expenses                          98,745         106,575        118,150        123,866
                                               --------        --------       --------       --------
         Income from continuing operations       44,096          49,459         51,192         54,276
         Discontinued operations                  2,753           2,633          2,367            700
                                               --------        --------       --------       --------
         Net income                          $   46,849      $   52,092     $   53,559     $   54,976
                                               ========        ========       ========       ========






         1997

         Total revenue                        $ 148,201       $ 146,007      $ 151,341      $ 152,610
                                               --------        --------       --------       --------
         Expenses:
         Selling, general and administrative     27,462          28,070         34,121         31,390
         Depreciation and amortization           10,457           9,786         13,340          8,879
         Provision for credit losses              9,155           9,753          5,237          9,931
         Interest                                39,445          39,684         39,081         32,823
         Provision for income taxes              19,320          17,301         15,696         19,420
                                               --------        --------       --------       --------
         Total expenses                         105,839         104,594        107,475        102,443
                                               --------        --------       --------       --------
         Income from continuing operations       42,362          41,413         43,866         50,167
         Discontinued operations                  2,876           3,373          3,623          7,153
                                               --------        --------       --------       --------
         Net income                          $   45,238      $   44,786     $   47,489     $   57,320
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

Omitted pursuant to General Instruction I.

                         PITNEY BOWES CREDIT CORPORATION

                                     Part IV

       Item 14. -- exhibits, financial statements and reports on form 8-k

(a)      Index of documents filed as part of this report:                                          Page(s)

1.       Consolidated financial statements
         Included in Part II of this report
           Report of independent accountants.................................................           15
           Consolidated statements of income and of retained earnings for each of
           the three years in the period ended December 31, 1998.............................           16
           Consolidated balance sheet at December 31, 1998 and 1997..........................           17
           Consolidated statement of cash flows for each of the three years in
           the period ended December 31, 1998................................................           18
           Notes to consolidated financial statements........................................        19-37
2.       Financial statement schedules
         Valuation and qualifying accounts and reserves (Schedule II)........................           42

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

3.       Index to Exhibits (numbered in accordance with Item 601 of Regulation
         S-K)

         REG S-K                                                                     STATE OR INCORPORATION
         EXHIBITS                            DESCRIPTION                                   BY REFERENCE
         --------          ------------------------------------------               ----------------------
             (3)           1.  Certificate of Incorporation, as amended             Incorporated by reference to 10-K
                                                                                    (No. 01-13497) as filed with
                                                                                    the Commission on March 21, 1996.

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


                         PITNEY BOWES CREDIT CORPORATION

3.       Index to Exhibits (numbered in accordance with Item 601 of Regulation S-K) [continued]

         REG S-K                                                                    STATE OR INCORPORATION
         EXHIBITS                            DESCRIPTION                                   BY REFERENCE
         --------          ------------------------------------------               ----------------------

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

             (12)          Computation of ratio of earnings from continuing         Exhibit (i)
                           operations to fixed charges

             (21)          Subsidiaries of the registrant                           Exhibit (ii)

             (23)          Consent of Independent Accountants                       Exhibit (iii)

             (27)          Financial Data Schedule                                  Exhibit (iv)

(b)      Reports on Form 8-K

On February 4, 1998,  the Company filed a current Report on Form 8-K pursuant to
Item 5 thereof, reporting the issuance of the Company's 5.65% Notes.

On October 19, 1998,  the Company filed a current Report on Form 8-K pursuant to
Item 5 thereof, reporting the proposed sale of the operations of Colonial Pacific Leasing Corporation ("CPLC").

On November 16, 1998, the Company filed a current Report on Form 8-K pursuant to Items 2 and 7 thereof, reporting the sale of the operations of CPLC on October 30, 1998.

On November 19, 1998, the Company filed a current Report on Form 8-K pursuant to
Item 7 thereof, reporting the content of the Stock Purchase Agreement for the operations of CPLC.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PITNEY BOWES CREDIT CORPORATION

                                            By      /s/ MATTHEW S. KISSNER
                                                    ----------------------
                                                   Matthew S. Kissner
                                           President and Chief Executive Officer
Dated:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         By       /s/  MATTHEW S. KISSNER                                       Dated:  March 31, 1999
                  ----------------------
                  Matthew S. Kissner
                  President and Chief Executive Officer

         By       /s/  NANCY E. COOPER                                          Dated:  March 31, 1999
                  ----------------------
                  Nancy E. Cooper
                  Vice President, Finance and
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

         By       /s/  MARC C. BRESLAWSKY                                       Dated:  March 31, 1999
                  ----------------------
                  Marc C. Breslawsky
                  Director

         By       /s/  MICHAEL J.  CRITELLI                                     Dated:  March 31, 1999
                  ----------------------
                  Michael J. Critelli
                  Director

         By       /s/  SARA E. MOSS                                             Dated:  March 31, 1999
                  ----------------------
                  Sara E. Moss
                  Director

         By       /s/  MURRAY L. REICHENSTEIN                                   Dated:  March 31, 1999
                  -------------------------
                  Murray L. Reichenstein
                  Director

         By       /s/  HARRY W. NEINSTEDT                                       Dated:  March 31, 1999
                  ----------------------
                  Harry W. Neinstedt
                  Director

         By       /s/  DOUGLAS A. RIGGS                                         Dated:  March 31, 1999
                  ----------------------
                  Douglas A. Riggs
                  Director

         By       /s/  JOHN N.D. MOODY                                          Dated:  March 31, 1999
                  ----------------------
                  John N.D. Moody
                  Director

         By       /s/  ARLEN F. HENOCK                                          Dated:  March 31, 1999
                  ----------------------
                  Arlen F. Henock
                  Director

                         PITNEY BOWES CREDIT CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE YEARS ENDED DECEMBER 31, 1996 TO 1998


                             Allowance for credit losses (shown on balance sheet as deduction from net investments)
                      --------------------------------------------------------------------------------
                                        Additions         Additions        Deductions -
                      Balance at        charged to        charged to       uncollectible
                       beginning        costs and       discontinued        accounts        Balance at
                        of year         expenses         operations        written off      end of year

   1998               $ 116,588         $  36,080        $  29,324         $  66,759        $ 115,233

   1997               $  98,721         $  34,076        $  44,244         $  60,453        $ 116,588

   1996               $ 101,355         $  35,617        $  30,912         $  69,163        $  98,721



                                  Valuation Allowance for Mortgage Servicing Rights Impairment
                          ----------------------------------------------------------------------------
                                                  Additions
                            Balance at            charged to          Deductions -
                             beginning            costs and           impairment           Balance at
                              of year             expenses            recoveries           end of year

   1998                     $        -            $  12,102           $    1,875           $   10,227


                         PITNEY BOWES CREDIT CORPORATION

                                   Exhibit (i)
  Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

                            (in thousands of dollars)



                                                           Years Ended December 31,
                                       --------------------------------------------------------------
                                             1998         1997         1996         1995         1994
                                             ----         ----         ----         ----         ----


Income from continuing operations
  before income taxes...............   $  281,483    $ 249,545    $ 238,875    $ 209,872    $ 199,747
                                          -------      -------     --------     --------      -------

Fixed charges:
  Interest on debt..................      116,746      151,033      160,841      172,417      128,181
  One-third of rent expense.........          934        1,428        1,379        1,438        1,338
                                          -------      -------     --------     --------      -------
Total fixed charges.................      117,680      152,461      162,220      173,855      129,519
                                          -------      -------     --------     --------      -------

Earnings from continuing
  operations before fixed charges...   $  399,163   $  402,006    $ 401,095    $ 383,727    $ 329,266
                                          =======      =======     ========     ========      =======

Ratio of earnings from continuing
  operations to fixed charges (1)...        3.39X        2.64X        2.47X        2.21X        2.54X
                                          =======      =======     ========     ========      =======






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

                         PITNEY BOWES CREDIT CORPORATION

                                  Exhibit (ii)
                         Subsidiaries of the Registrant

The Registrant, Pitney Bowes Credit Corporation, a Delaware corporation, is a subsidiary of Pitney Bowes Inc.

The following are subsidiaries of the Registrant as of December 31, 1998:

                                                                                             Country or State
Company Name                                                                                 of Incorporation

Atlantic Mortgage & Investment Corporation   ("AMIC")                                        Florida
     RE Properties Management Corporation   (Subsidiary of AMIC)                             Delaware
Waterview Resolution Trust Corporation                                                       Massachusetts
FSL Holdings Inc.                                                                            Connecticut
    FSL Risk Managers Inc. (Subsidiary of FSL Holdings Inc.)                                 New York
    FSL Valuation Services Inc. (Subsidiary of FSL Holdings Inc.)                            Connecticut
PB CFSC I Inc.                                                                               US Virgin Islands
PB Funding Corporation                                                                       Delaware
PB Global Holdings Inc.                                                                      Connecticut
     PBA Foreign Sales Corporation (Subsidiary of PB Global Holdings Inc.)                   Barbados
PB Global Holdings II Inc.                                                                   Connecticut
     Tower FSC Ltd. (Subsidiary of PB Global Holdings II Inc.)                               Bermuda
PB Global Holdings III Inc.                                                                  Connecticut
     PB Nikko FSC Ltd. (Subsidiary of PB Global Holdings III Inc.)                           Bermuda
PB Global Holdings IV Inc.                                                                   Connecticut
     PB Nihon FSC Ltd. (Subsidiary of PB Global Holdings IV Inc.)                            Bermuda
PB Leasing Services Inc.                                                                     Nevada
PBL Holdings Inc.                                                                            Nevada
The Pitney Bowes Bank, Inc.                                                                  Utah
Pitney Bowes Insurance Agency, Inc.                                                          Connecticut
PB Public Finance Inc.                                                                       Delaware
Pitney Bowes Business Connections Inc.                                                       Delaware
Pitney Structured Funding I Inc.                                                             Delaware
Harlow Aircraft Inc.                                                                         Delaware
     PREFCO XII Holdings Inc.               (Subsidiary of Harlow Aircraft Inc.)             Delaware
Pitney Bowes Real Estate Financing Corporation ("PREFCO")                                    Delaware
     PB/PREFCO Real Estate Holdings Inc.    (Subsidiary of PREFCO)                           Delaware
     PREFCO I LP Inc                        (Subsidiary of PREFCO)                           Delaware
     PREFCO II Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO III LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO IV Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO IV LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO V LP Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO VI Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO VI LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO VII Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO VII LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO VIII LP Inc.                    (Subsidiary of PREFCO)                           Delaware
     PREFCO IX LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO XI Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO XI LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO XII LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XIII Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO XIII LP Inc.                    (Subsidiary of PREFCO)                           Delaware
     PREFCO XIV LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XV Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO XV LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO XVI Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO - Dayton Community
       Urban Redevelopment Corporation      (Subsidiary of PREFCO XVI Inc.)                  Ohio
     PREFCO XVI LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XVII Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO XVII LP Inc.                    (Subsidiary of PREFCO)                           Delaware


                         PITNEY BOWES CREDIT CORPORATION

                                  Exhibit (ii)
                   Subsidiaries of the Registrant (continued)

                                                                                             Country or State
Company Name                                                                                 of Incorporation

     PREFCO XVIII Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO XVIII LP Inc.                   (Subsidiary of PREFCO)                           Delaware
     PREFCO XIX Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO XIX LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XX Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO XXI Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO XXI LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XXII Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO XXII LP Inc.                    (Subsidiary of PREFCO)                           Delaware



                                  Exhibit (iii)
                       Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-59181) of Pitney Bowes Credit Corporation of our report dated January 21, 1999 appearing on page 15 of this Form 10-K.






PricewaterhouseCoopers LLP

Stamford, Connecticut
March 31, 1999