Form 10-Q
period 1999-03-31
PITNEY BOWES CREDIT CORP
filed 1999-05-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

As of April 30, 1999, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION




            PART I -- FINANCIAL INFORMATION
                ITEM 1. -- FINANCIAL STATEMENTs
                    Consolidated Statements of Income:
                      Three Months Ended March 31, 1999 and 1998..........................................        3
                    Consolidated Balance Sheets:
                      As of March 31, 1999 and December 31, 1998..........................................        4
                    Consolidated Statements of Cash Flows:
                      Three Months Ended March 31, 1999 and 1998..........................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS Of
                    THE RESULTS OF OPERATIONS AND FINANCIAL
                    CONDITION.............................................................................        8


            Part II -- OTHER INFORMATION
                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       12
                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       12
                Signatures................................................................................       13
                Exhibit (i) -- Computation of Ratio of Earnings
                    from Continuing Operations to Fixed Charges...........................................       14
                Exhibit (ii)-- Financial Data Schedule....................................................       15

                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTs


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                                           Three Months Ended March 31,
                                                                                            ---------------------------

                                                                                           1999                    1998
                                                                                           ----                    ----
                REVENUE

                  Finance income.......................................               $ 135,124               $ 119,529
                  Mortgage servicing revenue...........................                  32,498                  23,312
                                                                                        -------                 -------

                   Total revenue.......................................                 167,622                 142,841
                                                                                        -------                 -------

                EXPENSES

                  Selling, general and administrative..................                  37,324                  30,008
                  Interest.............................................                  29,890                  29,870
                  Depreciation and amortization........................                  24,812                  12,216
                  Provision for credit losses..........................                  12,299                   8,849
                                                                                        -------                 -------

                   Total expenses......................................                 104,325                  80,943
                                                                                        -------                 -------

                Income from continuing operations before
                  income taxes.........................................                  63,297                  61,898
                Provision for income taxes.............................                  18,850                  17,802
                                                                                        -------                 -------

                Income from continuing operations......................                  44,447                  44,096
                Discontinued operations (net of taxes of $1,705).......                       -                   2,753
                                                                                        -------                 -------

                Net income.............................................               $  44,447               $  46,849
                                                                                        =======                 =======

                Ratio of earnings from continuing
                  operations to fixed charges..........................                   3.10X                   3.06X
                                                                                        =======                 =======








                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                                                 (Unaudited)
                                                                                  March 31,      December 31,
                                                                                    1999             1998
                                                                                  ---------       -----------
ASSETS

Cash.................................................................          $     19,665      $     19,154
                                                                                  ---------         ---------
Investments:
  Finance assets.....................................................             2,742,343         2,721,805
  Investment in leveraged leases.....................................               774,483           764,145
  Investment in operating leases, net of accumulated depreciation....                30,752            33,261
  Allowance for credit losses........................................              (116,675)         (115,233)
                                                                                  ---------         ---------

    Net investments..................................................             3,430,903         3,403,978
                                                                                  ---------         ---------

Mortgage servicing rights, net of accumulated amortization...........               362,957           364,071
Assets held for sale.................................................               413,217           337,757
Investment in partnership............................................               168,525           165,950
Loans and advances to affiliates.....................................               360,760           611,625
Other assets.........................................................               404,328           391,135
                                                                                  ---------         ---------

     Total assets....................................................          $  5,160,355      $  5,293,670
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................          $  1,012,443      $    991,853
Short-term notes payable to affiliates...............................                40,100           137,000
Accounts payable to affiliates.......................................               185,071           278,452
Accounts payable and accrued liabilities.............................               176,129           182,236
Deferred taxes.......................................................               506,192           486,906
Senior notes payable after one year..................................             1,382,000         1,382,000
Long-term notes payable to affiliates................................               333,000           333,000
Subordinated notes payable...........................................               285,886           285,886
                                                                                  ---------         ---------

     Total liabilities...............................................             3,920,821         4,077,333
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital surplus......................................................                41,725            41,725
Retained earnings....................................................             1,151,809         1,128,612
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,239,534         1,216,337
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,160,355      $  5,293,670
                                                                                  =========         =========



                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                  Three Months Ended March 31,
                                                                                ----------------------------

                                                                                      1999              1998
                                                                                      ----              ----
OPERATING ACTIVITIES

Net income.................................................................      $   44,447       $   46,849
Adjustments to reconcile net income to cash provided by
 operating activities:
  Provision for credit losses..............................................          12,299           14,778
  Depreciation and amortization............................................          24,812           12,262
  Cash effects of changes in:
     Deferred taxes........................................................          19,286           28,815
     Other receivables.....................................................           7,973            4,666
     Foreclosure claims receivable.........................................          (5,932)           6,949
     Advances and deposits.................................................           5,517          (46,856)
     Loans held for sale...................................................         (20,289)        (124,609)
     Accounts payable to affiliates........................................         (93,381)         (35,670)
     Accounts payable and accrued liabilities..............................          (1,865)           5,109
  Other, net...............................................................          (3,552)          (4,372)
                                                                                  ---------        ---------

Net cash used in operating activities......................................         (10,685)         (92,079)
                                                                                  ---------        ---------

INVESTING ACTIVITIES
  Investment in net finance assets.........................................        (211,957)        (367,773)
  Investment in leveraged leases...........................................          (3,445)         (21,792)
  Investment in assets held for sale.......................................        (128,497)        (118,444)
  Cash receipts collected under lease contracts, net of finance
     income recognized.....................................................         223,113          407,942
  Investment in mortgage service rights....................................          (7,380)        ( 86,611)
  Loans and advances to affiliates, net....................................         239,007          252,000
  Additions to equipment and leasehold improvements........................          (2,085)          (2,414)
                                                                                  ---------        ---------

Net cash provided by investing activities..................................         108,756           62,908
                                                                                  ---------        ---------

FINANCING ACTIVITIES
  Change in short-term debt, net...........................................          20,590         (257,060)
  Proceeds from senior notes...............................................               -          250,000
  Short-term loans from affiliates.........................................         (96,900)          61,979
  Dividends paid to Pitney Bowes Inc.......................................         (21,250)         (21,500)
                                                                                  ---------        ---------

Net cash (used in) provided by financing activities........................         (97,560)          33,419
                                                                                  ---------        ---------

Increase in cash...........................................................             511            4,248
Cash at beginning of period................................................          19,154           36,320
                                                                                  ---------        ---------

Cash at end of period......................................................      $   19,665       $   40,568
                                                                                  =========        =========


Interest paid..............................................................      $   35,367       $   33,505
                                                                                  =========        =========

Income taxes refunded, net.................................................      $  (34,193)      $   (2,006)
                                                                                  =========        =========


                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1 -- General

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation ("the Company" or "PBCC"), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Note 2 --  Discontinued Operations

  On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented small-ticket lease financing business to General Electric Capital Corporation ("GECC"). The Company received approximately $790 million at closing, which approximates the book value of net assets sold or otherwise disposed of together with related transaction costs. The transaction is subject to post-closing adjustments pursuant to the terms of the purchase agreement with GECC executed on October 12, 1998. The Company does not expect the effect of any adjustments to be significant.
  Operating results of CPLC have been segregated and reported as discontinued operations in the consolidated statements of income. Prior year results have been reclassified to conform to the current year presentation. Cash flow impacts of discontinued operations have not been segregated in the accompanying statements of cash flows for the three months ended March 31, 1999 and 1998. Finance income of CPLC was $34.5 million for the three months ended March 31, 1998. Interest expense allocated to discontinued operations was $10.5 million for the three months ended March 31, 1998. Interest expense has been allocated based on the level of CPLC's intercompany borrowing, charged at the Company's weighted average borrowing rate.

Note 3 -- Finance Assets

The composition of the Company's finance assets is as follows:

                                                                                  March 31,     December 31,
           (in thousands of dollars)                                                1999            1998
                                                                                  ---------     ------------

            Gross finance receivables......................................     $ 3,059,132      $ 3,050,572
            Unguaranteed residual valuation................................         379,060          412,569
            Initial direct costs deferred..................................          45,854           46,224
            Unearned income................................................        (741,703)        (787,560)
                                                                                  ---------        ---------

              Total finance assets.........................................     $ 2,742,343      $ 2,721,805
                                                                                  =========        =========


Note 4 -- Mortgage Servicing Rights ("MSRs")

The cost of rights to service mortgage loans, whether those servicing rights are originated or purchased, are capitalized and recorded as separate assets by the Company. These costs are amortized in proportion to and over the period of estimated net servicing income. The Company assesses impairment of MSRs based on the fair value of those rights. The Company estimates the fair value of MSRs based on estimated future net servicing income, using a valuation model which considers such factors as market discount rates, consensus loan prepayment predictions, servicing costs and other economic factors. For purposes of impairment valuation, the Company stratifies MSRs based on predominant risk characteristics of the underlying loans, including loan type, amortization type (fixed or adjustable) and note rate. To the extent that the carrying value of MSRs exceeds fair value by individual stratum, a valuation reserve is established, which is adjusted as the value of MSRs increases or decreases. Based on an evaluation performed as of March 31, 1999, no impairment was recognized in the Company's MSR portfolio for the first quarter of 1999.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 5 -- Notes Payable

The composition of the Company's notes payable is as follows:

                                                                                  March 31,     December 31,
         (in thousands of dollars)                                                  1999            1998
                                                                                 ----------     ------------
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 4.82% (4.90% in 1998)..........................   $   276,750      $   173,700
           Notes payable against bank lines of credit and others at a
             weighted average interest rate of 1.16% in 1999 and 1998........       535,693          618,153
           Current installment of long-term debt due within one year at an
              interest rate of 6.54% in 1999 and 1998........................       200,000          200,000
                                                                                  ---------        ---------

            Total senior notes payable due within one year...................     1,012,443          991,853

            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% in 1999 and 1998................................     1,382,000        1,382,000
                                                                                  ---------        ---------

            Total senior notes payable.......................................     2,394,443        2,373,853
                                                                                  ---------        ---------

         Notes Payable to Affiliates:
            Due within one year at an interest rate of 5.38% in 1999 and 1998        40,100          137,000
            Due after one year at an interest rate of 5.38% in 1999 and 1998.       333,000          333,000
                                                                                  ---------        ---------

            Total notes payable to affiliates................................       373,100          470,000
                                                                                  ---------        ---------
         Subordinated Notes Payable:
            Non-interest bearing notes due Pitney Bowes Inc..................       285,886          285,886
                                                                                  ---------        ---------

         Total notes payable.................................................   $ 3,053,429      $ 3,129,739
                                                                                  =========        =========


Note 6 -- Business Segment Information

Segment revenue and operating profit are as follows:

    (in thousands of dollars)                                                                Revenue
                                                                                     -----------------------
    Quarter Ended March 31                                                             1999             1998
                                                                                       ----             ----
      Internal financing.....................................................    $  100,482        $  86,379
      Capital services.......................................................        34,642           33,150
      Mortgage servicing.....................................................        32,498           23,312
                                                                                    -------          -------
           Total revenue for reportable segments.............................    $  167,622        $ 142,841
                                                                                    =======          =======

    (in thousands of dollars)                                                           Operating Profit
                                                                                     -----------------------
    Quarter Ended March 31                                                             1999             1998
                                                                                       ----             ----
      Internal financing.....................................................    $   55,052        $  47,720
      Capital services.......................................................         4,594            8,748
      Mortgage servicing.....................................................         5,840            7,485
                                                                                    -------          -------
    Total operating profit for reportable segments...........................        65,486           63,953
      Unallocated amounts:
        Corporate interest expense, net......................................        (1,835)          (1,943)
        Corporate expenses...................................................          (354)            (112)
                                                                                    -------          -------
      Income from continuing operations before income taxes..................    $   63,297        $  61,898
                                                                                    =======          =======

                         PITNEY BOWES CREDIT CORPORATION

     ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONs
                             AND FINANCIAL CONDITION

Results of Operations

First Quarter of 1999 Compared to First Quarter of 1998

       On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented small-ticket lease financing business to General Electric Capital Corporation ("GECC"). As a result, CPLC has been accounted for as discontinued operations in the accompanying Consolidated Statements of Income. Accordingly, the discussion that follows concerns only the results of continuing operations. The Company received approximately $790 million at closing, which approximates the book value of net assets sold or otherwise disposed of together with related transaction costs. The transaction is subject to post-closing adjustments pursuant to the terms of the purchase agreement with GECC executed on October 12, 1998. The Company does not expect the effect of any adjustments to be significant.
     Finance income in the first quarter of 1999 increased 13.0 percent to $135.1 million compared to $119.5 million in 1998. Finance income for internal financing programs increased 16.3 percent to $100.5 million from $86.4 million primarily due to higher income from fee- and service-based programs and higher investment levels for the mail and copier financing programs. Finance income for capital services financing programs increased 4.5 percent to $34.6 million from $33.2 million primarily due to higher revenue from income and fee-based programs offset by lower capital services investment levels in accordance with the Company's strategy to shift the foundation of the capital services financing business from asset-based to fee- and service- based revenues.
     Revenue generated from mortgage servicing increased 39.4 percent to $32.5 million in the first quarter of 1999 compared with $23.3 million in the first quarter of 1998, due to a larger mortgage servicing portfolio. Mortgage servicing revenue also includes a gain on the sale of certain investments of $4.6 million in the first quarter of 1999 compared to $1.7 million in the first quarter of 1998.
     Selling, general and administrative ("SG&A") expenses increased 24.4 percent to $37.3 million in the first quarter of 1999 compared to $30.0 million in 1998. SG&A for internal financing programs increased to $19.0 million from $16.5 million in 1998 principally due to higher professional fees and outsourcing expenses related to new business initiatives, as well as consulting services in support of strategic initiatives such as improvements to information technology and customer service. SG&A for capital services financing programs increased to $6.7 million in 1999 from $6.2 million in 1998 mainly due to higher personnel related expenses. SG&A expenses related to mortgage servicing increased 58.8 percent to $11.6 million in 1999 from $7.3 million in 1998 primarily due to the administration of a larger mortgage servicing portfolio.
     Depreciation on operating leases was $1.3 million in the first quarter of 1999 compared to $1.9 million in 1998 reflecting a lower operating lease investment balance at March 31, 1999 compared to March 31, 1998. Amortization of mortgage servicing rights was $17.1 million in the first quarter of 1999 compared to $9.3 million in 1998 due to a larger mortgage servicing portfolio.
     The provision for credit losses was $12.3 million for the first quarter of 1999 compared with $8.8 million in 1998. The provision for internal financing programs increased to $10.5 million from $8.0 million primarily due to increased provisions for new business initiatives. The provision for capital services financing programs increased to $1.8 million in the first quarter of 1999 from $0.8 million in 1998.
     The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 2.87 percent at both March 31, 1999 and December 31, 1998. PBCC charged $10.9 million and $16.5 million against the allowance for credit losses through the first quarters of 1999 and 1998, respectively. The decrease was mainly due to the sale of CPLC in the fourth quarter of 1998.
     Interest expense was $29.9 million in the first quarter of both 1999 and 1998. This was mainly due to higher borrowing levels offset by lower effective interest rates. The effective interest rate on average borrowings was 5.55 percent for the first quarter of 1999 compared to 5.98 percent for the same period of 1998. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

                         PITNEY BOWES CREDIT CORPORATION

     ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONs
                       AND FINANCIAL CONDITION (CONTINUED)



     The effective tax rate for the first quarter of 1999 was 29.8 percent compared with 28.8 percent for the same period of 1998. The increase is primarily due to the diminishing tax benefits of certain leveraged lease transactions.
     The Company's ratio of earnings from continuing operations to fixed charges was 3.10 times for the first quarter of 1999 compared with 3.06 times for the same period of 1998. The increase reflects higher pretax income from operations while fixed charges remained substantially the same.

Financial Condition

Liquidity and Capital Resources

     The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 44 percent short-term and 56 percent long-term at March 31, 1999 and 45 percent short-term and 55 percent long-term at December 31, 1998. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 33 percent variable-rate and 67 percent fixed-rate at March 31, 1999 and 35 percent variable-rate and 65 percent fixed-rate at December 31, 1998. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. The Company had unused lines of credit and revolving credit facilities totaling $1.2 billion at March 31, 1999, largely supporting its commercial paper borrowings.
     The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received is recognized as an adjustment to interest expense. The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal.
     Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.
     Gross finance assets at the end of the first quarter of 1999 decreased 0.7 percent from December 31, 1998. The decrease is principally due to the shift in emphasis from asset-based investments in the capital services segment to fee-based transactions. Overall levels of lease receivables are in line with management's expectations.
     The Company continues to actively pursue a strategy of capital services asset sales, thereby allowing the Company to focus on fee- and service-based revenue rather than asset-based income.
     The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was 1.63 times at March 31, 1999 and
1.47 times at December 31, 1998.
     The Company will continue to use cash to invest in finance assets with emphasis on internal leasing transactions and controlled investment in capital services financing programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of external financing activity, capital requirements for new business initiatives, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities. While the Company expects that market acceptance of its debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

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

  The program encompasses the following phases: an inventory of affected technology and critical third party suppliers, an assessment of Year 2000 readiness, resolution, unit and integrated testing and contingency planning. The Company has completed its worldwide inventory and assessment of all business systems and supporting infrastructure. Required modifications are still in progress but were substantially completed by March 31, 1999. Tests are performed as software is remediated, upgraded, or replaced. Integrated testing is expected to be complete by mid-1999.

  PBCC relies on third parties for many systems, products and services. The Company could be adversely impacted if third parties do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has established a formal process to identify, assess and monitor the Year 2000 readiness of critical third parties. Critical third parties with which the Company interacts include, among others, customers and business partners (supply chains, technology vendors and service providers); the global financial market infrastructure (payment and clearing systems); and the utility infrastructure (power, transportation and telecommunications) on which all corporations rely. However, the Company is unable to predict whether such third parties will be able to address their Year 2000 problems on a timely basis.

  PBCC estimates the total cost of the program from inception in 1997 through the Year 2000 to be approximately $2 million, of which approximately $1.4 million was incurred through March 31, 1999. These costs, which are funded through the Company's cash flows, include both internal labor costs as well as consulting and other external costs. These costs are incorporated in the Company's current forecasts and are being expensed as incurred.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

a.       Financial Statements - see index on page 2
          Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         Reg S-K                                                                  Incorporation
         Exhibits                           Description                            by Reference
        ---------          ----------------------------------------              ---------------

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


b. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           PITNEY BOWES CREDIT CORPORATION

                                           By        /s/  NANCY E. COOPER
                                                    ----------------------
                                                        Nancy E. Cooper
                                                  Vice President, Finance and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

Dated: May 14, 1999



                                           By      /s/  R. JEFFREY MACARTNEY
                                                  ----------------------------
                                                     R. Jeffrey Macartney
                                                          Controller
                                                (Principal Accounting Officer)

Dated: May 14, 1999

                                   Exhibit (i)
  Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

                            (in thousands of dollars)



                                                                                  Three Months Ended
                                                                                        March 31,
                                                                               -------------------------
                                                                                    1999            1998
                                                                                    ----            ----

       Income from continuing operations before income taxes.............      $  63,297       $  61,898
                                                                                 -------         -------


       Fixed charges:
         Interest on debt.................................................        29,890          29,870
         One-third of rent expense........................................           303             224
                                                                                 -------         -------

       Total fixed charges................................................        30,193          30,094
                                                                                 -------         -------

       Earnings from continuing operations before fixed charges...........     $  93,490       $  91,992
                                                                                 =======         =======

       Ratio of earnings from continuing operations to fixed charges (1)..         3.10X           3.06X
                                                                                 =======         =======










(1) The ratio of earnings from continuing operations to fixed charges is computed by dividing earnings from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest on debt and one-third of rent expense as representative of the interest portion.