Form 10-Q
period 1999-06-30
PITNEY BOWES CREDIT CORP
filed 1999-08-13
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

As of July 31, 1999, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION




            Part I -- FINANCIAL INFORMATION

                ITEM 1. -- FINANCIAL STATEMENTs
                    Consolidated Statements of Income:
                      Three and Six Months Ended June 30, 1999 and 1998...................................        3
                    Consolidated Balance Sheets:
                      At June 30, 1999 and December 31, 1998..............................................        4
                    Consolidated Statements of Cash Flow:
                      Six Months Ended June 30, 1999 and 1998.............................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS Of
                    THE RESULTS OF OPERATIONS AND FINANCIAL
                    CONDITION.............................................................................        9


            Part II -- OTHER INFORMATION
                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       14
                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       14
                SignatureS................................................................................       15
                Exhibit (i) -- Computation of Ratio of Earnings from Continuing
                    Operations to Fixed Charges...........................................................       16
                Exhibit (ii)-- Financial Data Schedule....................................................       17



                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTs


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                                        ---------------------------        -------------------------

                                                                              1999            1998                1999          1998
                                                                              ----            ----                ----          ----
Revenue:
  Finance income...............................................          $ 141,955       $ 126,728           $ 277,079     $ 246,257
                                                                           -------         -------             -------       -------


Expenses:
  Selling, general and administrative..........................             33,511          23,824              59,382        46,655
  Interest.....................................................             32,781          31,968              64,561        62,279
  Provision for credit losses..................................              7,714           8,933              20,013        17,782
  Depreciation and amortization................................              7,165           3,041              14,882         6,166
                                                                           -------         -------             -------       -------

    Total expenses.............................................             81,171          67,766             158,838       132,882
                                                                           -------         -------             -------       -------
Income from continuing operations before income taxes..........             60,784          58,962             118,241       113,375
Provision for income taxes.....................................             17,982          16,118              34,692        31,034
                                                                           -------         -------             -------       -------
Income from continuing operations..............................             42,802          42,844              83,549        82,341

Discontinued operations:
  (Loss) income  from  discontinued  operations  (net of taxes of $(1,963) and $5,785 for the three  months ended
   June 30, 1999 and 1998; and $177 and $10,376 for the
     six months ended June 30, 1999 and 1998)..................            (2,729)           9,248                 971        16,600
  Loss on disposal of discontinued operations (net of taxes
     of $(17,062) for the three and six months ended
     June 30, 1999.............................................           (24,938)               -             (24,938)            -
                                                                          -------          -------             -------       -------
Net income.....................................................          $ 15,135        $  52,092           $  59,582     $  98,941
                                                                          =======          =======             =======       =======
Ratio of earnings from continuing
  operations to fixed charges..................................             2.85X            2.84X               2.82X         2.81X
                                                                          =======          =======             =======       =======




                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                 June 30,        December 31,
                                                                                   1999              1998
                                                                                (unaudited)
                                                                                -----------      ------------
ASSETS

Cash.................................................................          $     32,505      $     19,154

Investments:
  Finance assets.....................................................             2,815,563         2,721,805
  Investment in leveraged leases.....................................               849,476           764,145
  Investment in operating leases, net of accumulated depreciation....                31,515            33,261
  Allowance for credit losses........................................              (111,524)        (115,233)
                                                                                  ---------         ---------

    Net investments..................................................             3,585,030         3,403,978
                                                                                  ---------         ---------

Mortgage servicing rights, net of accumulated amortization...........                     -           364,071
Assets held for sale.................................................               294,846           337,757
Investment in partnership............................................               168,730           165,950
Loans and advances to affiliates.....................................               360,431           611,625
Net assets of discontinued operations................................               470,658                 -
Other assets.........................................................               133,740           391,135
                                                                                  ---------         ---------

       Total assets..................................................          $  5,045,940      $  5,293,670
                                                                                  =========         =========

LIABILITIES

Senior notes payable due within one year.............................          $    974,972      $    991,853
Short-term notes payable to affiliates...............................                41,198           137,000
Accounts payable to affiliates.......................................               196,386           278,452
Accounts payable and accrued liabilities.............................               159,045           182,236
Deferred taxes.......................................................               490,034           486,906
Senior notes payable due after one year..............................             1,332,000         1,382,000
Long-term notes payable to affiliates................................               333,000           333,000
Subordinated notes payable...........................................               285,886           285,886
                                                                                  ---------         ---------

     Total liabilities...............................................             3,812,521         4,077,333
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital surplus......................................................                41,725            41,725
Retained earnings....................................................             1,145,694         1,128,612
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,233,419         1,216,337
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,045,940      $  5,293,670
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                                   Six Months Ended June 30,
                                                                                  --------------------------

                                                                                      1999              1998
                                                                                      ----              ----
OPERATING ACTIVITIES

Net income.................................................................     $    59,582      $    98,941
Adjustments to reconcile net income to cash provided by
 operating activities:
  Provision for credit losses..............................................          20,013           38,830
  Depreciation and amortization............................................          56,965           26,493
  Cash effects of changes in:
     Deferred taxes........................................................          48,669             (653)
     Other receivables.....................................................          12,352           15,493
     Foreclosure claims receivable.........................................           6,845            4,657
     Advances and deposits.................................................           8,375            6,401
     Loans held for sale...................................................          68,453          (74,769)
     Accounts payable to affiliates........................................         (82,066)         (54,994)
     Accounts payable and accrued liabilities..............................          29,591           (3,119)
  Other, net...............................................................         (26,888)          10,054
                                                                                  ---------        ---------

Net cash provided by operating activities..................................         201,891           67,334
                                                                                  ---------        ---------

INVESTING ACTIVITIES
  Investment in net finance assets.........................................        (430,288)        (623,751)
  Investment in leveraged leases...........................................         (63,353)         (50,217)
  Investment in operating leases...........................................            (510)         (20,050)
  Investment in assets held for sale.......................................        (242,456)        (170,245)
  Cash receipts collected under lease contracts, net of finance
     income recognized.....................................................         529,687          871,851
  Investment in mortgage service rights....................................          (9,719)        (170,882)
  Loans and advances to affiliates, net....................................         239,497          257,916
  Additions to equipment and leasehold improvements........................          (5,213)          (5,227)
                                                                                  ---------        ---------

Net cash provided by investing activities..................................          17,645           89,395
                                                                                  ---------        ---------

FINANCING ACTIVITIES
  Change in short-term debt, net...........................................         (63,685)        (226,764)
  Proceeds from senior notes...............................................              -           125,000
  Short-term loans from affiliates.........................................        (100,000)             277
  Dividends paid to Pitney Bowes Inc.......................................         (42,500)         (43,000)
                                                                                  ---------        ---------

Net cash used in financing activities......................................        (206,185)        (144,487)
                                                                                  ---------        ---------

Increase in cash...........................................................          13,351           12,242
Cash at beginning of period................................................          19,154           36,320
                                                                                  ---------        ---------

Cash at end of period......................................................     $   32,505       $    48,562
                                                                                  =========        =========


Interest paid..............................................................     $    73,166      $    82,191
                                                                                  =========        =========

Income taxes refunded, net.................................................     $   (49,374)    $    (12,892)
                                                                                  =========        =========



                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
Note 1 -- General

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 1999 and December 31, 1998, the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flow for the six months ended June 30, 1999 and 1998 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Note 2 --  Discontinued Operations

  On June 30, 1999, the Company committed itself to a formal plan to dispose of Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company specializing in the servicing of residential first mortgages for a fee. Accordingly, the Company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC.
  On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented small-ticket lease financing business to General Electric Capital Corporation. The Company received approximately $790 million at closing. The excess of the proceeds over the book value of net assets sold or otherwise disposed of, together with related transaction costs, resulted in a gain of approximately $9.3 million (net of taxes of $5.7 million) in the second quarter of 1999.
  Operating results of both AMIC and CPLC have been segregated and reported as discontinued operations in the consolidated statements of income. Prior year results have been reclassified to conform to the current year presentation. Net assets of discontinued operations have been separately classified in the consolidated balance sheets as of June 30, 1999. Cash flow impacts of discontinued operations have not been segregated in the accompanying statements of cash flow. Details of the (loss) income from discontinued operations are as follows (in thousands of dollars):

                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                           ---------------------------      -------------------------

                                                                 1999           1998            1999           1998
                                                                 ----           ----            ----           ----

      AMIC..........................................       $  (2,729)     $    6,615       $     971     $   11,214
      CPLC..........................................               -           2,633               -          5,386
                                                              -------        -------         -------        -------
           (Loss) income from discontinued operations      $  (2,729)     $    9,248       $     971     $   16,600
                                                              =======        =======         =======        =======

  Mortgage servicing revenue of AMIC was $30.0 and $62.5 million for the three and six months ended June 30, 1999, and $29.3 and $52.6 million for the three and six months ended June 30, 1998. Net interest expense allocated to AMIC's discontinued operations was $1.8 and $3.7 million for the three and six months ended June 30, 1999, and $1.6 and $2.9 million for the three and six months ended June 30, 1998. Interest has been allocated based on the level of intercompany borrowings by AMIC, charged at the Company's weighted average borrowing rate, partially offset by the interest savings the Company realized due to borrowing against AMIC's escrow deposits as opposed to regular commercial paper borrowings.
  Finance income of CPLC was $50.5 and $85.0 million for the three and six months ended June 30, 1998. Interest expense allocated to CPLC's discontinued operations was $10.6 and $21.1 million for the three and six months ended June 30, 1998. Interest expense has been allocated based on the level of net intercompany borrowings of CPLC, charged at the Company's weighted average borrowing rate.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 3 -- Finance Assets

The composition of the Company's finance assets is (in thousands of dollars):

                                                                                          June 30,           December 31,
                                                                                            1999                 1998
                                                                                          ---------            ---------
            Gross finance receivables......................................           $  3,117,489           $ 3,050,572
            Unguaranteed residual valuation................................                401,634               412,569
            Initial direct costs deferred..................................                 44,967                46,224
            Unearned income................................................               (748,527)             (787,560)
                                                                                         ---------             ---------

              Total finance assets.........................................           $  2,815,563           $ 2,721,805
                                                                                         =========             =========



Note 4 -- Notes Payable

The composition of the Company's notes payable is as follows (in thousands of dollars):

                                                                                          June 30,            December 31,
                                                                                            1999                  1998
                                                                                            ----                  ----
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 4.82% (4.90% in 1998)..........................          $   184,500           $   173,700
           Notes payable against bank lines of credit and others at weighted
             average interest rates of 1.15% (1.16% in 1998).................              540,472               618,153
           Current installment of long-term debt due within one year at
              an interest rate of 6.45% (6.54% in 1998)......................              250,000               200,000
                                                                                         ---------             ---------

            Total senior notes payable due within one year...................              974,972               991,853

            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% in 1999 and 1998................................            1,332,000             1,382,000
                                                                                         ---------             ---------

            Total senior notes payable.......................................            2,306,972             2,373,853

         Notes Payable to Affiliates:
            Due within one year at an interest rate of 5.38% in 1999 and 1998               41,198               137,000
            Due after one year at an interest rate of 5.38% in 1999 and 1998.              333,000               333,000
                                                                                         ---------             ---------

            Total notes payable to affiliates................................              374,198               470,000
                                                                                         ---------             ---------

         Subordinated Notes Payable:
            Non-interest bearing notes due Pitney Bowes Inc..................              285,886               285,886
                                                                                         ---------             ---------

         Total notes payable.................................................          $ 2,967,056           $ 3,129,739
                                                                                         =========             =========

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 5 -- Business Segment Information

Segment revenue and operating profit are as follows (in thousands of dollars):

                                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                                        ---------------------------        -------------------------

                                                                              1999            1998                1999          1998
                                                                              ----            ----                ----          ----
    Revenue:
      Internal financing......................................          $  104,261     $    87,184          $  204,743  $   173,563
      Capital services........................................              37,694          39,544              72,336       72,694
                                                                           -------         -------             -------      -------
           Total revenue for reportable segments..............          $  141,955     $   126,728          $  277,079  $   246,257
                                                                           =======         =======             =======      =======


    Operating Profit:
      Internal financing......................................          $   56,789     $    48,436          $  111,841  $    96,156
      Capital services........................................               3,951          13,202               8,545       21,950
                                                                           -------         -------             -------      -------
    Total operating profit for reportable segments............              60,740          61,638             120,386      118,106
      Unallocated amounts:
        Corporate interest expense, net.......................                (594)         (2,404)             (2,429)      (4,347)
        Corporate income (expenses)...........................                 638            (272)                284         (384)
                                                                           -------         -------             -------      -------
      Income from continuing operations before income taxes...          $   60,784     $    58,962          $  118,241   $  113,375
                                                                           =======         =======             =======      =======

                         PITNEY BOWES CREDIT CORPORATION

                   ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIs
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations

Three Months of 1999 Compared to Three Months of 1998

  On June 30, 1999, the Company committed itself to a formal plan to dispose of Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company specializing in the servicing of residential first mortgages for a fee. Accordingly, the Company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC. Operating results of AMIC have been segregated and reported as discontinued operations in the consolidated statements of income. Prior year results have been reclassified to conform to the current year presentation. Mortgage servicing revenue of AMIC was $30.0 and $62.5 million for the three and six months ended June 30, 1999, and $29.3 and $52.6 million for the three and six months ended June 30, 1998. See Note 2 to the CONSOLIDATED FINANCIAL STATEMENTS.
  On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented small-ticket lease financing business to General Electric Capital Corporation. The Company received approximately $790 million at closing. The excess of the proceeds over the book value of net assets sold or otherwise disposed of, together with related transaction costs, resulted in a gain of approximately $9.3 million (net of taxes of $5.7 million) in the second quarter of 1999. Operating results of CPLC have been segregated and reported as discontinued operations in the consolidated statements of income for the three and six months ended June 30, 1998. Finance income of CPLC was $50.5 and $85.0 million for the three and six months ended June 30, 1998. See Note 2 to the CONSOLIDATED FINANCIAL STATEMENTS.
  Accordingly, the discussion that follows concerns only the results of continuing operations.
  Finance income in the second quarter of 1999 increased 12.0 percent to $142.0 million compared to $126.7 million in 1998. Finance income for internal financing programs increased 19.6 percent to $104.3 million from $87.2 million primarily due to higher income from fee- and service-based programs and investment levels for the mail and copier financing programs. Finance income for Capital Services financing programs decreased to $37.7 million from $39.5 million primarily due to lower investment levels in accordance with the Company's strategy to shift the foundation of the external financing business from asset-based to fee- and service- based revenues. Included in finance income for Capital Services financing programs were gains on asset sales of $1.4 and $6.2 million for the quarters ended June 30, 1999 and 1998.
  Selling, general and administrative ("SG&A") expenses increased 40.7 percent to $33.5 million in the second quarter of 1999 compared to $23.8 million in 1998. SG&A for internal financing programs increased to $23.8 million from $16.5 million principally due to higher professional fees and outsourcing expenses related to new business initiatives as well as consulting services in support of strategic initiatives such as improvements to information technology and customer service. SG&A for Capital Services financing programs increased to $9.6 million in 1999 from $7.0 million in 1998 largely due to costs incurred in finalizing the sale of CPLC made in the second quarter of 1999.
  Depreciation on operating leases was $1.1 million in the second quarter of 1999 compared to $1.6 million in 1998 reflecting a lower operating lease investment balance at June 30, 1999 compared to June 30, 1998.
  The provision for credit losses was $7.7 million for the second quarter of 1999 compared with $8.9 million in 1998. The provision for internal financing programs decreased to $7.2 million from $8.0 million due to lower reserve requirements caused by strong historical portfolio performance. This is partly offset by increased provisions for new business initiatives. The provision for Capital Services financing programs was $0.5 million in the second quarter of 1999 compared to $0.9 million in 1998.
  The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) decreased from 2.87 percent at December 31, 1998 to 2.67 percent at June 30, 1999. PBCC charged $23.7 million and $33.5 million against the allowance for credit losses in the first half of 1999 and 1998, respectively.

                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations

Three Months of 1999 Compared to Three Months of 1998 (continued)

  Interest expense was $32.8 million in the second quarter of 1999 compared with $32.0 million in 1998. The decrease reflects lower average borrowings in 1999 combined with lower interest rates. The lower borrowing levels were due to decreased Capital Services asset levels offset by higher internal asset levels. The effective interest rate on average borrowings was 5.64 percent for the second quarter of 1999 compared to 5.70 percent for the same period in 1998. The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.
 The effective tax rate for the second quarter of 1999 was 29.6 percent compared with 27.4 percent for the same period of 1998. The increase is primarily due to the diminishing tax benefits of certain leveraged lease transactions.
  The Company's ratio of earnings to fixed charges was 2.85 times for the second quarter of 1999 compared with 2.84 times for the same period of 1998. The increase reflects the disposition of external large-ticket assets, proceeds from which were used for debt reduction.

Six Months of 1999 Compared to Six Months of 1998

  For the six months of 1999 compared to the same period of 1998, finance revenue increased 12.5 percent to $277.1 million, SG&A expenses increased 27.3 percent to $59.4 million, depreciation and amortization increased 141.4 percent to $14.9 million, the provision for credit losses increased 12.5 percent to $20.0 million, interest expense increased 3.7 percent to $64.6 million and the provision for income taxes increased 11.8 percent to $34.7 million, generating an increase in income from continuing operations of 1.5 percent to $83.5 million. The results of discontinued operations were net losses of $24.0 million through June, 1999 compared to income of $16.6 million for the same period of 1998. This was mainly due to the recognition of an estimated net loss on the disposal of AMIC of $34.2 million. Net income decreased by 39.8 percent to $59.6 million.
  Except for the estimated loss on the disposal of discontinued operations, the costs incurred in finalizing the CPLC sale and the decreased provision for credit losses, all attributable to the second quarter of 1999, the factors that affected the change in each of the above income or expense items were essentially the same as those affecting the second quarter of 1999 versus 1998.

Financial Condition

Liquidity and Capital Resources

   The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 44 percent short-term and 56 percent long-term at June 30, 1999 and 45 percent short-term and 55 percent long-term at December 31, 1998. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 23 percent variable-rate and 77 percent fixed-rate at June 30, 1999 and 24 percent variable-rate and 76 percent fixed-rate at December 31, 1998. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. The Company had unused lines of credit and revolving credit facilities totaling $1.2 billion at June 30, 1999, largely supporting its commercial paper borrowings.

                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financial Condition

Liquidity and Capital Resources (continued)

  The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received is recognized as an adjustment to interest expense. The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company has entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal.
  Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.
  Gross finance assets at the end of the second quarter of 1999 increased 1.62 percent from December 31, 1998. The increase is principally due to higher investment levels for new business initiatives, offset by decreased investments in Capital Services financing programs. Overall levels of lease receivables are in line with management's expectations. The Company continues to actively pursue a Capital Services financing strategy based on external large-ticket asset sales, thereby allowing it to focus on fee- and service-based revenue rather than asset-based income.
  The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was 1.67 times at June 30, 1999 and
1.47 times at December 31, 1998.
  The Company will continue to use cash to invest in finance assets with emphasis on internal small-ticket leasing transactions and controlled investment in external large-ticket financing programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of external financing activity, capital requirements for new business initiatives, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.


Year 2000

General

  In 1997, the Company's parent, Pitney Bowes Inc., established a formal worldwide program to identify and resolve the impact of the Year 2000 date processing issue on its business systems, products and supporting infrastructure. PBCC is included as part of this program. This program includes a comprehensive review of information technology ("IT") and non-IT systems, software, and embedded processors. The program structure has strong executive sponsorship and consists of a Year 2000 steering committee comprised of senior business and technology management, a Year 2000 program office staffed with full-time project management, and subject matter experts and dedicated business unit project teams. The Company has also engaged independent consultants to perform periodic program reviews and assist in systems assessment and test plan development.

                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
               OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION


Year 2000

State of Readiness

  The program encompasses the following phases: an inventory of affected technology and critical third party suppliers, an assessment of Year 2000 readiness, resolution, unit and integrated testing, and contingency planning. As of June 30, 1999, the company has substantially completed these phases across all aspects of its businesses. Specific project status in our more critical process areas is summarized below: Computer Systems and Infrastructure:
  These include computer networks, systems and applications supporting worldwide business operations, including sales order processing, manufacturing, distribution, billing, collections, leasing, financial management, and human resources. All core systems have been remediated, tested, and reinstalled into the production environment. Unit and integration testing was successfully completed at June 30, 1999. Suppliers and Critical Vendors:
   PBCC relies on third parties for many systems, products and services. The Company could be adversely impacted if third parties do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has established a formal process to identify, assess and monitor the Year 2000 readiness of critical third parties. Critical third parties with which the Company interacts include, among others, customers and business partners (supply chains, technology vendors and service providers); the global financial market infrastructure (payment and clearing systems); and the utility infrastructure (power, transportation and telecommunications) on which all corporations rely. PBCC has contacted its critical vendors and believe they are also Year 2000 ready. However, the Company cannot predict whether such third parties will encounter any difficulties in their being Year 2000 ready.

Year 2000 Costs

  PBCC estimates the total cost of the program from inception in 1997 through the Year 2000 to be approximately $2 million, of which approximately $1.6 million was incurred through June 30, 1999. These costs, which are funded through the Company's cash flows, include both internal labor costs as well as consulting and other external costs. These costs are incorporated in the
Company's budgets and are being expensed as incurred. Year 2000 Risks and Contingency Plan
  The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty about the Year 2000 readiness of third parties, PBCC is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. However, a Year 2000 business resumption plan has been developed which identifies and evaluates potential Year 2000 failure scenarios and establishes both preemptive and reactive measures. These measures, including plans to address failures of critical vendors, internal systems and processes, are expected to be finalized by September 1999.

Other Matters

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires an entity recognize all derivative instruments as either assets or liabilities on its balance sheet and measure those instruments at fair market value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative instrument and the resulting designation. Under SFAS 133, PBCC would have been required to implement this statement beginning January 1, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards No 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133". This statement deferred the effective date of SFAS 133 thereby extending the Company's implementation date to January 1, 2001. The Company is currently in the process of evaluating the impact of implementing this statement.

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

                           PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

         From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under vendor, insurance or other contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial position or results of operations.
         In June 1999, the Company's parent, Pitney Bowes Inc. (PBI), was served with a Civil Investigation Demand ("CID") from the U.S. Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. PBI believes that the Justice Department may be reviewing its efforts to protect its intellectual property rights. Both PBI and the Company believe they have complied fully with the antitrust laws and intend to cooperate fully with the investigation.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a.       Financial Statements - see index on page 2
          Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         Reg S-K                                                                  Incorporation
         Exhibits                       Description                               by Reference
        ---------          ----------------------------------------              ---------------

            (12)           Computation of Ratio of Earnings from Continuing        See Exhibit (i)
                             Operations to Fixed Charges                           on page 16

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


b. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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







                                           PITNEY BOWES CREDIT CORPORATION

                                           By        /s/  NANCY E. COOPER
                                                    ----------------------
                                                        Nancy E. Cooper
                                                  Vice President, Finance and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

Dated: August 13, 1999



                                           By      /s/  R. JEFFREY MACARTNEY
                                                    ----------------------
                                                     R. Jeffrey Macartney
                                                          Controller
                                                (Principal Accounting Officer)

Dated: August 13, 1999

                                   Exhibit (i)
  Computation of Ratio of Earnings from Continuing Operations to Fixed Charges
                            (in thousands of dollars)


                                        Three Months Ended June 30,         Six Months Ended June 30,
                                        ---------------------------         -------------------------
                                             1999             1998              1999             1998
                                             ----             ----              ----             ----

Income from continuing operations
  before income taxes................   $  60,784        $  58,962         $ 118,241        $ 113,375
                                          -------          -------          --------          --------




Fixed charges:
  Interest on debt...................      32,781           31,968            64,561           62,279
  One third rent expense.............         157              123               308              255
                                          -------          -------          --------          -------

Total fixed charges..................      32,938           32,091            64,869           62,534
                                          -------          -------          --------          -------

Earnings from continuing operations
  before fixed charges...............   $  93,722        $  91,053         $ 183,110        $ 175,909
                                          =======          =======          ========          =======

Ratio of earnings from continuing
  operations to fixed charges (1)....       2.85X            2.84X             2.82X            2.81X
                                          =======           =======         ========          =======






(1) The ratio of earnings from continuing operations to fixed charges is computed by dividing earnings from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest on debt and one third of rent expense as representative of the interest portion.