Form 10-Q
period 1999-09-30
PITNEY BOWES CREDIT CORP
filed 1999-11-15
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

As of October 29, 1999, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION




            Part I -- FINANCIAL INFORMATION

                ITEM 1. -- FINANCIAL STATEMENTS
                    Consolidated Statements of Income:
                      Three and Nine Months Ended September 30, 1999 and 1998.............................        3
                    Consolidated Balance Sheets:
                      At September 30, 1999 and December 31, 1998.........................................        4
                    Consolidated Statements of Cash Flow:
                      Nine Months Ended September 30, 1999 and 1998.......................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIS OF
                    THE RESULTS OF OPERATIONS AND FINANCIAL
                    CONDITION.............................................................................        9


            Part II -- OTHER INFORMATION
                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       14
                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       14
                SignatureS................................................................................       15
                Exhibit (i) -- Computation of Ratio of Earnings from Continuing
                    Operations to Fixed Charges...........................................................       16
                Exhibit (ii)-- Financial Data Schedule....................................................       17




                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTs


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------

                                                                              1999            1998                1999          1998
                                                                              ----            ----                ----          ----
Revenue:
  Finance income...............................................          $ 140,119       $ 125,773           $ 417,197     $ 372,029
                                                                           -------         -------             -------       -------

Expenses:
  Selling, general and administrative..........................             29,833          22,105              89,214        68,760
  Interest.....................................................             26,606          31,099              91,167        93,378
  Provision for credit losses..................................              8,030           8,307              28,043        26,089
  Depreciation and amortization................................              7,427           3,795              22,309         9,961
                                                                           -------         -------             -------       -------

      Total expenses...........................................             71,896          65,306             230,733       198,188
                                                                           -------         -------             -------       -------
Income from continuing operations before income taxes..........             68,223          60,467             186,464       173,841
Provision for income taxes.....................................             14,783          17,108              49,475        48,142
                                                                           -------         -------             -------       -------
Income from continuing operations..............................             53,440          43,359             136,989       125,699

Discontinued operations:
  Income from  discontinued  operations  (net of taxes of  $6,384 for the three months ended September 30, 1998 and $177 and
     $16,760 for the nine months ended September 30, 1999 and 1998)              -          10,201                 971        26,801
  Loss on disposal of discontinued operations (net of taxes of
     $(17,062) for the nine months ended September 30, 1999)...                  -               -             (24,938)            -
                                                                           -------         -------             -------       -------
Net income.....................................................          $  53,440       $  53,560           $ 113,022     $ 152,500
                                                                           =======         =======             =======       =======

Ratio of earnings from continuing
  operations to fixed charges..................................              3.55X           2.94X               3.04X         2.85X
                                                                           =======         =======             =======       =======



                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                             September 30,       December 31,
                                                                                      1999               1998
                                                                             -------------       ------------
ASSETS

Cash.................................................................          $     25,442      $     19,154

Investments:
  Finance assets.....................................................             2,877,014         2,721,805
  Investment in leveraged leases.....................................               865,760           764,145
  Investment in operating leases, net of accumulated depreciation....                29,672            33,261
  Allowance for credit losses........................................               (86,599)         (115,233)
                                                                                  ---------         ---------

    Net investments..................................................             3,685,847         3,403,978
                                                                                  ---------         ---------

Mortgage servicing rights, net of accumulated amortization...........                     -           364,071
Assets held for sale.................................................               269,751           337,757
Investment in partnership............................................               167,496           165,950
Loans and advances to affiliates.....................................               359,454           611,625
Net assets of discontinued operations................................               458,206                 -
Other assets.........................................................               145,975           391,135
                                                                                  ---------         ---------

       Total assets..................................................          $  5,112,171      $  5,293,670
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................          $    931,129      $    991,853
Short-term notes payable to affiliates...............................                40,550           137,000
Accounts payable to affiliates.......................................               200,122           278,452
Accounts payable and accrued liabilities.............................               217,165           182,236
Deferred taxes.......................................................               506,710           486,906
Senior notes payable after one year..................................             1,332,000         1,382,000
Long-term notes payable to affiliates................................               333,000           333,000
Subordinated notes payable...........................................               285,886           285,886
                                                                                  ---------         ---------

     Total liabilities...............................................             3,846,562         4,077,333
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital surplus......................................................                41,725            41,725
Retained earnings....................................................             1,177,884         1,128,612
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,265,609         1,216,337
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,112,171      $  5,293,670
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                             Nine Months Ended September 30,
                                                                             -------------------------------

                                                                                      1999              1998
                                                                                      ----              ----
OPERATING ACTIVITIES

Net income.................................................................     $   113,022      $   152,500
Loss on disposal of discontinued operations................................          24,938                -
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for credit losses..............................................          28,043           53,085
  Depreciation and amortization............................................          64,392           53,567
  Cash effects of changes in:
     Deferred taxes........................................................          82,407           40,993
     Other current assets..................................................          69,536          (85,707)
     Other assets and deferred charges.....................................          (3,090)            (230)
     Accounts payable to affiliates........................................         (78,330)         (41,772)
     Accounts payable and accrued liabilities..............................          53,623           20,446
  Other, net...............................................................          (4,398)            (686)
                                                                                  ---------        ---------

Net cash provided by operating activities..................................         350,143          192,196
                                                                                  ---------        ---------

INVESTING ACTIVITIES
  Investment in net finance assets.........................................        (790,892)      (1,060,483)
  Investment in leveraged leases...........................................         (63,543)         (80,412)
  Investment in operating leases...........................................            (552)         (21,560)
  Investment in assets held for sale.......................................        (125,952)        (367,932)
  Cash receipts collected under lease contracts, net of finance
     income recognized.....................................................         689,083        1,328,592
  Investment in mortgage service rights....................................         (21,800)        (180,080)
  Loans and advances to affiliates, net....................................         244,953          (29,564)
  Additions to equipment and leasehold improvements........................          (4,228)          (7,652)
                                                                                  ---------        ---------

Net cash used in investing activities......................................         (72,931)        (419,091)
                                                                                  ---------        ---------

FINANCING ACTIVITIES
  Change in short-term debt, net...........................................         (32,174)        (107,726)
  Proceeds from senior notes...............................................         125,000          532,000
  Settlement of long-term debt.............................................        (200,000)        (225,000)
  Short-term notes payable to affiliates...................................        (100,000)          96,500
  Proceeds from issuance of subordinated debt..............................              -            15,399
  Dividends paid to Pitney Bowes Inc.......................................         (63,750)         (64,500)
                                                                                  ---------        ---------

Net cash (used in) provided by financing activities........................        (270,924)         246,673
                                                                                  ---------        ---------

Increase in cash...........................................................           6,288           19,778
Cash at beginning of period................................................          19,154           36,320
                                                                                  ---------        ---------

Cash at end of period......................................................     $    25,442      $    56,098
                                                                                  =========        =========


Interest paid..............................................................     $   124,692      $   125,003
                                                                                  =========        =========

Income taxes refunded, net.................................................     $   (47,486)     $   (23,680)
                                                                                  =========        =========

                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
Note 1 -- General

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 1999 and December 31, 1998, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flow for the nine months ended September 30, 1999 and 1998 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Note 2 --  Discontinued Operations

  On June 30, 1999, the Company committed itself to a formal plan to dispose of Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company specializing in the servicing of residential first mortgages for a fee. Accordingly, the Company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC.
  On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented small-ticket lease financing business to General Electric Capital Corporation. The Company received approximately $790 million at closing. The excess of the proceeds over the book value of net assets sold or otherwise disposed of, together with related transaction costs, resulted in a gain of approximately $9.3 million (net of taxes of $5.7 million) in the second quarter of 1999.
  Operating results of both AMIC and CPLC have been segregated and reported as discontinued operations in the consolidated statements of income. Prior year results have been reclassified to conform to the current year presentation. Net assets of discontinued operations have been separately classified in the consolidated balance sheet at September 30, 1999. Cash flow impacts of discontinued operations have not been segregated in the accompanying statements of cash flow. Details of income from discontinued operations, net are as follows (in thousands of dollars):

                                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                                       --------------------------------  -------------------------------

                                                                 1999           1998            1999           1998
                                                                 ----           ----            ----           ----
AMIC (net of taxes of $4,919 for the three months ended
     September 30, 1998; and $177 and $11,958 for the
     nine months ended  September 30, 1999 and 1998)        $       -      $   7,834       $     971      $  19,048
CPLC (net of taxes of $1,465 and $4,802 for the three
     and nine months ended September 30, 1998)......                -          2,367               -          7,753
                                                              -------        -------         -------        -------
       Income from discontinued operations, net.....        $       -      $  10,201       $     971      $  26,801
                                                              =======        =======         =======        =======

     Mortgage servicing and sales revenue of AMIC was $26.3 and $88.8 million for the three and nine months ended September 30, 1999, and $43.6 and $96.2 million for the three and nine months ended September 30, 1998. Net interest expense allocated to AMIC's discontinued operations was $0.8 and $4.5 million for the three and nine months ended September 30, 1999, and $0.5 and $3.4 million for the three and nine months ended September 30, 1998. Interest has been allocated based on the level of intercompany borrowings by AMIC, charged at the Company's weighted average borrowing rate, partially offset by the interest savings the Company realized due to borrowing against AMIC's escrow deposits as opposed to the Company's composite cost of funds rate.
     Finance income of CPLC was $32.0 and $117.0 million for the three and nine months ended September 30, 1998. Interest expense allocated to CPLC's discontinued operations was $9.6 and $30.6 million for the three and nine months ended September 30, 1998. Interest expense has been allocated based on the level of net intercompany borrowings of CPLC, charged at the Company's weighted average borrowing rate.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 3 -- Finance Assets

The composition of the Company's finance assets is (in thousands of dollars):

                                                                                     September 30,          December 31,
                                                                                              1999                  1998
                                                                                              ----                  ----

            Gross finance receivables......................................           $  3,143,344           $ 3,050,572
            Unguaranteed residual valuation................................                413,143               412,569
            Initial direct costs deferred..................................                 44,298                46,224
            Unearned income................................................               (723,771)             (787,560)
                                                                                         ---------             ---------
            Total finance assets...........................................           $  2,877,014           $ 2,721,805
                                                                                         =========             =========



Note 4 -- Notes Payable

The composition of the Company's notes payable is as follows (in thousands of dollars):

                                                                                      September 30,         December 31,
                                                                                               1999                 1998
                                                                                               ----                 ----
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 5.25% (4.90% in 1998)..........................          $   194,525           $   173,700
           Notes payable against bank lines of credit and others at weighted
             average interest rates of 1.03% (1.16% in 1998).................              561,604               618,153
           Current installment of long-term debt due within one year at
              interest rates of 5.95% to 6.11% (6.54% in 1998)...............              175,000               200,000
                                                                                         ---------             ---------

            Total senior notes payable due within one year...................              931,129               991,853

            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% in 1999 and 1998................................            1,332,000             1,382,000
                                                                                         ---------             ---------

            Total senior notes payable.......................................            2,263,129             2,373,853

         Notes Payable to Affiliates:
            Due within one year at an interest rate of 5.38% in 1999 and 1998               40,550               137,000
            Due after one year at an interest rate of 5.38% in 1999 and 1998.              333,000               333,000
                                                                                         ---------             ---------

            Total notes payable to affiliates................................              373,550               470,000
                                                                                         ---------             ---------

         Subordinated Notes Payable:
            Non-interest bearing notes due Pitney Bowes Inc..................              285,886               285,886
                                                                                         ---------             ---------

         Total notes payable.................................................          $ 2,922,565           $ 3,129,739
                                                                                         =========             =========

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 5 -- Business Segment Information

Segment revenue and operating profit are as follows (in thousands of dollars):

                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 --------------------------------    -------------------------------

                                                                             1999            1998                1999          1998
                                                                             ----            ----                ----          ----
    Revenue:
      Internal financing......................................         $  103,318     $    90,156          $  308,060    $  263,696
      Capital services........................................             36,801          35,617             109,137       108,333
                                                                          -------         -------             -------       -------
           Total revenue for reportable segments..............         $  140,119     $   125,773          $  417,197    $  372,029
                                                                          =======         =======             =======       =======


    Operating Profit:
      Internal financing......................................         $   59,728     $    51,132          $  171,540    $  147,272
      Capital services........................................              7,523          12,026              16,600        34,154
                                                                          -------         -------             -------       -------
    Total operating profit for reportable segments............             67,251          63,158             188,140       181,426
      Unallocated amounts:
        Corporate interest income (expense), net..............              1,009          (2,418)             (1,421)       (6,765)
        Corporate expenses....................................                (37)           (273)               (255)         (820)
                                                                          -------         -------             -------       -------
      Income from continuing operations before income taxes...         $   68,223     $    60,467          $  186,464    $  173,841
                                                                          =======         =======             =======       =======


                         PITNEY BOWES CREDIT CORPORATION

                   ITEM 2. -- MANAGEMENT'S NARRATIVE ANALYSIs
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Continuing Operations

Third Quarter of 1999 Compared to Third Quarter of 1998

  On June 30, 1999, the Company committed itself to a formal plan to dispose of Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company specializing in the servicing of residential first mortgages for a fee. Accordingly, the Company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC. Operating results of AMIC have been segregated and reported as discontinued operations in the consolidated statements of income. Prior year results have been reclassified to conform to the current year presentation. See Note 2 to the CONSOLIDATED FINANCIAL STATEMENTS.
  On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented small-ticket lease financing business to General Electric Capital Corporation. The Company received approximately $790 million at closing. The excess of the proceeds over the book value of net assets sold or otherwise disposed of, together with related transaction costs, resulted in a gain of approximately $9.3 million (net of taxes of $5.7 million) in the second quarter of 1999. Operating results of CPLC have been segregated and reported as discontinued operations in the consolidated statements of income. See Note 2 to the CONSOLIDATED FINANCIAL STATEMENTS.
  Finance income in the third quarter of 1999 increased 11.4 percent to $140.1 million compared to $125.8 million in 1998. Finance income for internal financing programs increased 14.6 percent to $103.3 million from $90.2 million primarily due to higher income from fee- and service-based programs as well as higher investment levels for the mail and copier financing programs. Finance income for Capital Services financing programs increased to $36.8 million from $35.6 million primarily due to the Company's strategy to shift the foundation of the Capital Services financing business from asset-based to fee- and service-based revenues, somewhat offset by the lower investment levels in accordance this strategy.
  Selling, general and administrative ("SG&A") expenses increased 35.0 percent to $29.8 million in the third quarter of 1999 compared to $22.1 million in 1998. SG&A for internal financing programs increased to $21.6 million from $17.2 million principally due to higher professional fees and outsourcing expenses related to new business initiatives as well as consulting services in support of strategic initiatives such as improvements to information technology and customer service. SG&A for Capital Services financing programs increased to $8.2 million in 1999 from $4.8 million in 1998.
Depreciation on operating leases was $1.2 million in the third quarter of 1999 compared to $1.5 million in 1998 reflecting a lower operating lease investment balance at September 30, 1999 compared to September 30, 1998.
  The provision for credit losses was $8.0 million for the third quarter of 1999 compared with $8.3 million in 1998. The provision for internal financing programs decreased to $7.1 million from $7.6 million due to lower reserve requirements caused by stronger portfolio performance. The decrease is partly offset by increased provisions for Small Business SolutionsSM programs. The provision for Capital Services financing programs was $1.0 million in the third quarter of 1999 compared to $0.7 million in 1998.
     The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) decreased from 2.87 percent at December 31, 1998 to 2.00 percent at September 30, 1999. PBCC charged $56.7 million and $54.9 million against the allowance for credit losses for the nine months ended September 30, 1999 and 1998, respectively.
  Interest expense was $26.6 million in the third quarter of 1999 compared with $31.1 million in 1998. The decrease reflects lower effective interest rates during 1999. The effective interest rate on average borrowings was 5.61 percent for the third quarter of 1999 compared to 5.70 percent for the same period in 1998.
  Net interest expense for the three months ended September 30, 1999 includes a gain of $3.6 million from the assignment of an interest rate swap in September 1999. The swap was for a notional principal amount of $125 million, at a fixed interest rate of 5.83 percent and a floating rate equal to the Money Market Yield of Commercial Paper - Nonfinancial. Under the terms of the swap agreement the Company was the fixed rate payer. The swap would have been effective through February 2, 2005.
  The Company does not match fund its financing investments and does not apply different interest rates to its various financing portfolios.

                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Continuing Operations

Third Quarter of 1999 Compared to Third Quarter of 1998 (continued)

  The effective tax rate for the third quarter of 1999 was 21.7 percent compared with 28.3 percent for the same period of 1998. The decrease is primarily due to certain Capital Services external financial transactions entered into during the third quarter of 1999.
  The Company's ratio of earnings from continuing operations to fixed charges was 3.55 times for the third quarter of 1999 compared with 2.94 times for the same period of 1998. The increase reflects the company's higher earnings as well as the effect of the swap assignment on net interest expense referred to above.

Nine Months of 1999 Compared to Nine Months of 1998

  For the nine months of 1999 compared to the same period of 1998, finance income increased 4.9 percent to $354.0 million, fee income increased 83.5 percent to $63.2 million, SG&A expenses increased 29.7 percent to $89.2 million, depreciation and amortization increased 124.0 percent to $22.3 million, the provision for credit losses increased 7.5 percent to $28.0 million, interest expense decreased 2.4 percent to $91.2 million and the provision for income taxes increased 2.8 percent to $49.5 million, generating an increase in income from continuing operations of 9.0 percent to $137.0 million. The results of discontinued operations was a net loss of $24.0 million through September 30, 1999 versus income of $26.8 million for the same period of 1998. The decrease was mainly due to the recognition of an estimated net loss on the disposal of AMIC of $34.2 million. Net income decreased by 25.9 percent to $113.0 million.


Financial Condition

Liquidity and Capital Resources

  The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 43 percent short-term and 57 percent long-term at September 30, 1999 and 45 percent short-term and 55 percent long-term at December 31, 1998. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 36 percent variable-rate and 64 percent fixed-rate at September 30, 1999 and 24 percent variable-rate and 76 percent fixed-rate at December 31, 1998. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. The Company had unused lines of credit and revolving credit facilities totaling $1.2 billion at September 30, 1999, largely supporting its commercial paper borrowings.
  On August 30, 1999, the Company established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D. Under this program, in September 1999 the Company issued $125 million of 5.95% unsecured notes (the "Notes") available under a shelf registration filed with the Securities and Exchange Commission in July 1998. The proceeds from the Notes will be used for general corporate purposes, including the repayment of short-term debt. The Notes are due September 29, 2000, with interest payable on March 29, 2000 and at maturity.
 During August 1999 the Company also entered into three interest rate swaps for an aggregate notional amount of $350 million.

         Notional                        Effective
         Amount                          Through                   Fixed Rate             Floating Rate

       $100,000,000                  February 2008                    8.625%                 See below
       $100,000,000                      June 2008                    9.250%                 See below
       $150,000,000                 September 2009                    8.550%                 See below


  The floating rates for each swap are based on six month LIBOR plus a spread, equal to the difference between the fixed rate of the debt and the fixed rate currently available for similar debt. Under the terms of the swap agreements the Company is the floating rate payer.

                         PITNEY BOWES CREDIT CORPORATION

                         MANAGEMENT'S NARRATIVE ANALYSIS
              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financial Condition

Liquidity and Capital Resources (continued)

  The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received is recognized as an adjustment to interest expense. The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company periodically enters into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain transfers to the Company by foreign affiliates of foreign currency denominated lease receivables. When in effect, the Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At September 30, 1999 there were no foreign currency contracts outstanding.
  Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.
  Gross  finance  assets at the end of the third  quarter of 1999  increased 2.7 percent from December 31, 1998. The increase is principally due to higher investment levels for new business initiatives, offset by decreased investments in Capital Services financing programs. Overall levels of lease receivables are in line with management's expectations. The Company continues to actively pursue a Capital Services financing strategy based on external large-ticket asset sales, thereby allowing it to focus on fee- and service-based revenue rather than asset-based income.
  The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was 1.75 times at September 30, 1999 and 1.47 times at December 31, 1998.
  The Company will continue to use cash to invest in finance assets with emphasis on internal small-ticket leasing transactions and controlled investment in external large-ticket financing programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be primarily dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of external financing activity, capital requirements for new business initiatives, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

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

State of Readiness

  The program encompasses the following phases: an inventory of affected technology and critical third party suppliers, an assessment of Year 2000 readiness, resolution, unit and integrated testing, and contingency planning. As of September 30, 1999, the Company had substantially completed these phases across all aspects of its businesses. Specific project status in our more critical process areas is summarized below: Computer Systems and Infrastructure:
  These include computer networks, systems and applications supporting worldwide business operations, including sales order processing, manufacturing, distribution, billing, collections, leasing, financial management, and human resources. All core systems have been remediated, tested, and reinstalled into the production environment. All unit and integration testing has been successfully completed. Suppliers and Critical Vendors:
   PBCC relies on third parties for many systems, products and services. The Company could be adversely impacted if third parties do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has established a formal process to identify, assess and monitor the Year 2000 readiness of critical third parties. Critical third parties with which the Company interacts include, among others, customers and business partners (supply chains, technology vendors and service providers); the global financial market infrastructure (payment and clearing systems); and the utility infrastructure (power, transportation and telecommunications) on which all corporations rely. PBCC has contacted its critical vendors and has been informed that they are also Year 2000 ready. However, the Company cannot predict whether such third parties will encounter any difficulties in their being Year 2000 ready.

Year 2000 Costs

  PBCC estimates the total cost of the program from inception in 1997 through the Year 2000 to be approximately $2 million, of which approximately $1.7 million was incurred through September 30, 1999. These costs, which are funded through the Company's cash flows, include both internal labor costs as well as consulting and other external costs. These costs are incorporated in the Company's budgets and are being expensed as incurred.

Year 2000 Risks and Contingency Plan

  The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty about the Year 2000 readiness of third parties, PBCC is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. However, a Year 2000 business resumption plan has been developed which identifies and evaluates potential Year 2000 failure scenarios and establishes both preemptive and reactive measures. As of September 30, 1999 these measures, including plans to address failures of critical vendors, internal systems and processes, have been finalized and will be monitored for any necessary changes that may be required.

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

































--------------------------------------------------------------------------------


  The Company wishes to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future), contained in this Form 10-Q or made by the management of the Company involve risks and uncertainties which may change based on various important factors. Some of these factors which could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company include: the level of business and financial performance of Pitney Bowes, including the impact of changes in postal regulations and of competition in the new market for postage metering services via the internet; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; the success of the Company at managing customer credit risk and associated collection and asset management efforts; and the impact of the Year 2000 issue, including the effect of third parties' inability to address the Year 2000 problem as well as the Company's own readiness.

                           PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

         From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under vendor, insurance or other contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial position or results of operations.
         In June 1999,  the Company's  parent,  Pitney Bowes Inc.  ("PBI"),  was served with a Civil Investigation Demand ("CID") from the U.S. Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. PBI believes that the Justice Department may be reviewing its efforts to protect its intellectual property rights. Both PBI and the Company believe they have complied fully with the antitrust laws and are cooperating fully with the investigation.

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


b. On July 26, 1999, a report was filed under Items 5 and 7 of Form 8-K, relating to the decision to dispose of Atlantic Mortgage & Investment Corporation.

     On August 30, 1999, a report was filed under Items 5 and 7 of Form 8-K, reclassifying certain Items filed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, including the consolidated balance sheets at December 31, 1998 and 1997 and the related consolidated statements of income, of retained earnings and of cash flows for each of the three years in the period ended December 31, 1998 and the unaudited consolidated balance sheet at March 31, 1999 and the related unaudited consolidated statements of income and of cash flows for the three month periods ended March 31, 1999 and March 31, 1998.

     On September 3, 1999, a report was filed under Items 5 and 7 of Form 8-K, relating to the establishment of the Company's medium-term note program.

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

Dated: November 15, 1999



                                           By      /s/  R. JEFFREY MACARTNEY
                                                    ----------------------
                                                     R. Jeffrey Macartney
                                                          Controller
                                                (Principal Accounting Officer)

Dated: November 15, 1999

                                   Exhibit (i)
  Computation of Ratio of Earnings from Continuing Operations to Fixed Charges
                            (in thousands of dollars)



                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                     --------------------------------    -------------------------------
                                             1999             1998              1999             1998
                                             ----             ----              ----             ----

Income from continuing operations
  before income taxes................    $ 68,223        $  60,467         $ 186,464        $ 173,841
                                          -------          -------          --------         --------




Fixed charges:
  Interest on debt...................      26,606           31,099            91,167           93,378
  One third rent expense.............         148              145               456              400
                                          -------          -------          --------         --------

Total fixed charges..................      26,754           31,244            91,623           93,778
                                          -------          -------          --------         --------

Earnings from continuing operations
  before fixed charges...............    $ 94,977        $  91,711         $ 278,087        $ 267,619
                                          =======          =======          ========         ========

Ratio of earnings from continuing
  operations to fixed charges (1)....       3.55X           2.94X              3.04X            2.85X
                                          =======          =======          ========         ========






(1) The ratio of earnings from continuing operations to fixed charges is computed by dividing earnings from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest on debt and one third of rent expense as representative of the interest portion.