Form 10-K405
period 1999-12-31
PITNEY BOWES CREDIT CORP
filed 2000-03-30
CIK 768170

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                               ------------------

                                    FORM 10-K

                               ------------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

                               ------------------


Securities registered pursuant                   Securities registered pursuant
to Section 12(b) of the Act:                     to Section 12(g) of the Act:

           None                                                None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No  [_]

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 29, 2000: None

As of March 29, 2000, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

                         PITNEY BOWES CREDIT CORPORATION


Part I

   Item 1.-- Business...................................................     3
   Item 2.-- Properties.................................................     7
   Item 3.-- Legal proceedings..........................................     7
   Item 4.-- Submission of matters to a vote of security holders........     7

Part II

   Item 5.-- Market for the registrant's common equity and related
                stockholder matters.....................................     7
   Item 6.-- Selected financial data....................................     8
   Item 7.-- Management's discussion and analysis of financial
                condition and results of operations.....................     9
   Item 7A. -- Quantitative and qualitative disclosures about market risk   13
   Item 8.-- Financial statements and supplementary data.................   14
   Item 9.-- Changes in and disagreements with accountants on
                accounting and financial disclosure......................   37

Part III

   Item 10.-- Directors and executive officers of the registrant.........   37
   Item 11.-- Executive compensation.....................................   37
   Item 12.-- Security ownership of certain beneficial owners and
                management...............................................   37
   Item 13.-- Certain relationships and related transactions.............   37

Part IV

   Item 14.-- Exhibits, financial statement schedules and reports
                on Form 8-K..............................................   38
   Index to exhibits.....................................................   38
   Signatures............................................................   41

                         PITNEY BOWES CREDIT CORPORATION
                                     PART I
                               ITEM 1. -- BUSINESS


GENERAL

  Pitney Bowes Credit Corporation (the "Company" or "PBCC") operates primarily in the United States and is a wholly-owned subsidiary of Pitney Bowes Inc. ("PBI" or "Pitney Bowes"). As such, the Company is part of PBI's Mailing and Integrated Logistics, Office Solutions and Capital Services segments. The Company is principally engaged in the business of providing lease financing for PBI products as well as other financial services to the capital services markets.

  The Internal Financing Division ("IFD") of PBCC provides marketing support to PBI. Equipment financed for the IFD lease financing programs includes mailing, paper handling and shipping equipment, scales, copiers, and facsimile units. Transaction sizes generally range from $500 to $500,000, although historically most transactions have occurred in the $1,000 to $10,000 range, with lease terms generally from 36 to 60 months. As part of its focus on Small Business Solutions, the Company offers a co-branded credit card called Pitney Bowes Business RewardsSM Visa(R) and a postage financing program called Purchase PowerSM. Customers receive air mileage points based on purchases made under these programs. In April 1999, the Company began its Reserve AccountSM program. Under this program, customers can prepay for postage and earn interest on their deposits in the form of free postage. The products are designed for the small business owner and allow the customer to facilitate business purchases. PBCC earns income on membership and transaction fees as well as interest on balances from customers choosing to use the credit facility.

  PBCC's Capital Services Division ("CSD") operates in the commercial and industrial market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. Products financed through Capital Services Division financing programs include both commercial and non-commercial aircraft, over-the-road trucks and trailers, railcars and locomotives, and high-technology equipment such as data processing and communications equipment. Transaction sizes (other than aircraft leases) range from $150,000 to several million dollars, with original lease terms generally from 84 to 252 months. Aircraft transaction sizes range from less than $1 million to $30 million for non-commercial aircraft and up to $54 million for commercial aircraft. Original lease terms are generally from five to ten years for non-commercial aircraft and from 20 to 24 years for commercial aircraft. The Company has also participated in seven commercial aircraft leveraged lease transactions with a net investment of $299.0 million at December 31, 1999. The Company's Capital Services Division also participates, on a select basis, in certain other types of financial transactions including: sales of lease transactions, senior secured loans in connection with acquisitions, and certain project financings. Equipment financed by former PBI subsidiaries Dictaphone and Monarch is also reported as a component of the Capital Services Division.

  PBCC's Capital Services Division is also responsible for managing Pitney Bowes Real Estate Financing Corporation ("PREFCO"), a wholly-owned subsidiary of PBCC providing lease financing for commercial real estate properties. Both PBCC and Pitney Bowes have provided capital for PREFCO's investments.

  On October 30, 1998, the Company transferred the operations, employees and substantially all related assets of its wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), to General Electric Capital Corporation, a subsidiary of the General Electric Company. The Company received approximately $790 million at closing, which approximates the book value of the net assets sold or otherwise disposed of and related transaction costs. The transaction was subject to post-closing adjustments. In connection with this transaction, the Company recorded a gain of approximately $3.7 million (net of taxes of $2.0 million) for the year ended December 31, 1999. This gain resulted from the settlement of post-closing adjustments in 1999 related to the sale, offset by the cost of settlement with regard to a dispute with GECC over certain assets that were included in the sale. (See Note 2 to CONSOLIDATED FINANCIAL STATEMENTS.)

  On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly-owned subsidiary of the Company to ABN AMRO North America. The Company received approximately $484 million in cash at closing. Accordingly, operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. In connection with the sale, the Company recorded a loss of approximately $27.6 million (net of taxes of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments. (See Note 2 to CONSOLIDATED FINANCIAL STATEMENTS.)

  Substantially all lease financing is done through direct finance leases whereby PBCC recovers its costs plus a return on investment over the initial, noncancelable term of the contract. The Company has also entered into leveraged and operating lease structures.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                             Page 3 of 47

  The Company's gross finance assets (see Note 3 to CONSOLIDATED FINANCIAL STATEMENTS) outstanding for the internal and capital services programs at December 31, 1995 through 1999 are presented in ITEM 6 -- SELECTED FINANCIAL DATA. Total Company gross finance assets at December 31, 1999 were $3.7 billion of which approximately 55 percent were related to mailing, paper handling and shipping products, 15 percent to Small Business Solution programs receivables, 8 percent to commercial and corporate aircraft, 2 percent to railcars, 9 percent to copier and office equipment, 1 percent to both data processing equipment and manufacturing products and 1 percent to over-the-road trucks and trailers. Total investment in net finance assets amounted to $2.9 billion in 1999 and $1.4 billion in 1998. Capital services programs accounted for 3 percent of gross finance contracts acquired in 1999 compared to 39 percent in 1998.

  At December 31, 1999, PBCC had approximately 728,000 active accounts compared with 738,000 active accounts at December 31, 1998.

  At December 31, 1999, PBCC's largest customer accounted for $71.7 million, or
2.2 percent of gross finance receivables, and the Company's ten largest customers accounted for $497.3 million in gross finance receivables, or 15.3 percent of the receivable portfolio.

CREDIT EXPERIENCE

  The percentage of receivables over 30 days delinquent was 4.4 percent, 4.3 percent and 3.7 percent at December 31, 1999, 1998 and 1997, respectively. Total Company delinquency at December 31, 1999 and 1998 increased over 1997 mainly due to a shift in business mix to a higher proportion of Internal Financing Division business, which exhibits a higher average delinquency rate than the Capital Services Division.

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

LOSS EXPERIENCE

  PBCC has charged against the allowance for credit losses $85.8 million, $66.8 million and $60.5 million in 1999, 1998 and 1997, respectively. The increase in write-offs in 1999 is attributable to the higher investment in Small Business Solutions programs, as well as higher delinquencies related to transitional difficulties encountered in the regional consolidation project. For further information see Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.

RELATIONSHIP WITH PITNEY BOWES INC.

  PBCC is PBI's domestic finance subsidiary and provides the largest financing support for PBI's Mailing and Integrated Logistics, Office Solutions and Capital Services segments. Equipment sales to PBCC as a percentage of PBI's consolidated revenue from continuing operations was 14 percent in 1999, 1998 and 1997.

  Business relationships between PBCC and PBI are defined by several agreements including an Operating Agreement, Finance Agreement and Tax Sharing Agreement.

Operating Agreement  An operating agreement with PBI was initiated on March 3,
-------------------
1977 and was subsequently amended. This agreement was terminated in its entirety and superseded with a successor agreement on November 6, 1996 as the First Amended and Restated Operating Agreement ("Operating Agreement"). The Operating Agreement can be modified or canceled on a prospective basis by either party upon 90 days prior written notice. PBI and PBCC have entered into detailed written operating procedures ("Operating Procedures") which govern among other things: the terms and prices of equipment purchases by PBCC for lease to third parties; computation and payment of fees for referrals and services provided by PBI sales personnel; the AAP for PBI equipment; buyback allowances; and the handling of contract terminations, cancellations, trade-ups and trade-ins.

  In connection with sales of finance assets in the IFD lease programs, PBI agreed not to cancel or modify, in any material respect, its obligations under the Operating Agreement concerning the sold receivables, without the prior written consent of PBCC and the transferee.

  Pursuant to the Operating Procedures, the purchase of equipment by the Company is contingent upon a lessee entering into a direct finance lease with the Company and delivery to and acceptance of the equipment by the lessee. Service and maintenance of the equipment leased is the responsibility of the lessee and is generally arranged through a separate equipment maintenance agreement between the lessee and PBI.


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                             Page 4 of 47

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

  The Pitney Bowes Office Solutions segment does not remanufacture used copier equipment; therefore copier equipment is excluded from the buyback arrangement described above. However, under the Returned Copier Equipment Agreement (the "Agreement"), the Office Solutions segment issues an annual blanket purchase order for the repurchase of certain copier models. These returns are made under conditions and at rates specifically set forth in the Agreement. All copier equipment lease transactions are subject to the Company's standard credit review procedures.

Finance Agreement Pursuant to the Amended and Restated Finance Agreement (the
-----------------
"Finance Agreement") dated June 12, 1995, between PBI and PBCC, PBI has agreed to retain, directly or indirectly, ownership of the majority of the outstanding shares of capital stock of the Company having voting power in the election of directors, to make payments, if necessary, to enable the Company to maintain a ratio of income available for fixed charges as defined to such fixed charges of
1.25 to 1 as of the end of each fiscal quarter, and to provide or cause to be provided funds sufficient to make timely payment of any principal, interest or premium in respect of any of the Company's indebtedness for borrowed money that has the benefit of the Finance Agreement if the Company is unable to make such payment.

  Under the terms of the Finance Agreement and the Indenture dated as of November 1, 1995, between the Company and Chase Manhattan Bank (successor to Chemical Bank), as Trustee (the "1995 Indenture"), the Finance Agreement may not be amended, in any material respect, or terminated while the Company has any series of debt securities issued under the 1995 Indenture or any series of other debt outstanding that is, by its express terms, entitled to the provisions of the Finance Agreement unless at least two nationally recognized statistical rating agencies that have been rating such series of debt, confirm that their ratings for such series of debt will not be downgraded as a result or the holders of at least a majority of the outstanding principal amount of such series of debt have consented in writing.

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

Tax Sharing Agreement  The Company's taxable results are included in the
---------------------
consolidated Federal and certain state income tax returns of Pitney Bowes. Under the Tax Sharing Agreement, dated April 1, 1977, between the Company and Pitney Bowes (the "Tax Sharing Agreement"), the Company makes payment to Pitney Bowes for its share of consolidated income taxes, or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. The Tax Sharing Agreement can be canceled by either PBI or PBCC upon twelve months written notice.

Real Estate Transactions  When the Company entered into real estate lease
------------------------
financing, PBI agreed to make capital contributions up to a maximum of $15.0 million to provide a portion of the financing for such transactions, of which $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue to make capital contributions. There have been no capital contributions received since 1993.

PITNEY BOWES INC.

  PBI, a Delaware corporation organized in 1920, is listed on the New York Stock Exchange. Headquartered in Stamford, Connecticut, PBI employs approximately 30,600 people throughout the United States, Europe, Canada, Australia and other countries. PBI operates within three industry segments: Mailing and Integrated Logistics, Office Solutions and Capital Services.

  The Mailing and Integrated Logistics segment includes revenues from the sale and financing of mailing equipment, related supplies and services, and the rental of postage meters. In accordance with postal regulations, postage meters may not be sold in the United States; they are rented to users and therefore are not subject to lease by PBCC.

  The Office Solutions segment includes revenues from the sale, financing, rental and service of reprographic and facsimile equipment including related supplies, and facilities management services which provides reprographic business support document resource planning functions.


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                             Page 5 of 47

  Capital Services provides large-ticket financing and fee-based programs covering a broad range of products and other financial services to the commercial and industrial markets in North America.

  At December 31, 1999, PBI and its consolidated subsidiaries had total assets of $8.2 billion and stockholders' equity of $1.6 billion. For the year ended December 31, 1999, PBI's consolidated revenue and income from continuing operations were $4.4 billion and $659.2 million, respectively, compared with $4.1 billion and $542.5 million, respectively, for 1998.

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

  PBI has historically been a leading supplier of certain products and services in its business segments, particularly postage meters and mailing machines. However, all of its segments have strong competition from a number of companies. In particular, PBI is facing competition in many countries for new placements from several postage meter and mailing machine suppliers, and its mailing systems products face competition from products and services offered as alternative means of message communications. Pitney Bowes believes that its long experience and reputation for product quality, and its sales and support service organizations, along with PBCC, are important factors in influencing customer choices with respect to its products and services.

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

FUNDING POLICY

  PBCC's borrowing strategy is to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements ("interest rate swaps") to control its sensitivity to interest rate volatility. The Company utilizes interest rate swaps when it considers the economic benefits to be favorable. Interest rate swaps have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap. (See ITEM 7A.- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for information regarding market risk.) The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit and by private and public offerings of intermediate- or long-term debt securities. In August 1999, the Company established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D having maturities of nine months or more, of which $375 million aggregate principal amount remains available for issuance as of December 31, 1999 after the issuance of $125 million aggregate principal amount of such notes in September, 1999. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

EMPLOYEE RELATIONS

  At December 31, 1999, there were 603 individuals employed by the Company and its subsidiaries. Employee relations are considered to be highly satisfactory. Management follows the policy of keeping employees informed of its decisions, and encourages and implements suggestions whenever practicable.


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                             Page 6 of 47

                         PITNEY BOWES CREDIT CORPORATION
                              ITEM 2. -- PROPERTIES

PBCC's executive and administrative offices are located in Shelton, Connecticut, which it leases from its parent, PBI. The remaining lease term is for 13 years, cancelable upon mutual agreement. Except for its executive offices, all of the Company's remaining office space is occupied under operating leases with original terms ranging from one to ten years. PBCC has two regional offices located throughout the United States and seven district sales offices located in or near major metropolitan areas.


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


         ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I.




                                     PART II

  Item 5. -- Market for the registrant's common equity and related stockholder matters

All of the Company's common stock is owned by Pitney Bowes Inc. Accordingly, there is no public trading market for the Company's common stock. The Board of Directors declared and the Company paid dividends to PBI in amounts totaling $85.0 million in 1999, $86.0 million in 1998 and $78.0 million in 1997. The Company intends to continue to pay dividends to PBI in 2000.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                             Page 7 of 47

                         PITNEY BOWES CREDIT CORPORATION
                       Item 6. -- Selected financial data

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed financial statements and related notes thereto included under Item 8 of this report.


                                                                                           December 31,
(Dollars in thousands)                                      ---------------------------------------------------------------------

For the Years Ended  (2)                                         1999            1998          1997          1996         1995

 Investment in net finance assets.......................    $ 2,443,828    $  1,399,498   $ 1,420,409   $ 1,494,606  $ 1,527,065
                                                              =========       =========     =========     =========    =========

 Finance income.........................................    $   568,689    $    514,287   $   524,913   $   529,987  $   507,413
 Equipment sales........................................          8,206               -             -        26,666        2,687
 Selling, general and administrative expenses...........        122,886          99,067        98,542        92,737       83,618
 Depreciation and amortization..........................         32,053          10,040        15,218        19,155       16,897
 Cost of equipment sales................................          8,206               -             -        22,821        2,214
 Provision for credit losses............................         41,917          36,080        34,076        35,617       33,661
 Interest expense.......................................        121,210         124,411       154,634       163,860      173,745
                                                              ---------        --------      --------     ---------    ---------
Income from continuing operations before income taxes...        250,623         244,689       222,443       222,463      199,965
Provision for income taxes..............................         60,204          69,946        61,285        70,114       61,648
                                                              ---------        --------      --------     ---------    ---------
Income from continuing operations.......................        190,419         174,743       161,158       152,349      138,317
 Discontinued operations, net of tax....................        (22,947)         32,733        33,675        26,885       20,339
                                                              ---------        --------      --------     ---------    ---------
Net income..............................................    $   167,472    $    207,476   $   194,833   $   179,234  $   158,656
                                                              =========       =========     =========     =========    =========
Ratio of earnings from continuing operations
 to fixed charges (1)                                             3.06X           2.96X         2.43X         2.35X        2.14X

At Year End

Gross finance assets
Internal programs.......................................    $ 2,964,068    $  2,560,524   $ 2,222,735   $ 2,039,567  $ 1,872,593
Capital services........................................        703,868         902,617     2,162,083     3,520,395    3,631,757
                                                              ---------       ---------      --------     ---------    ---------
Total gross finance assets..............................      3,667,936       3,463,141     4,384,818     5,559,962    5,504,350
 Unearned income, net of initial direct costs deferred..       (683,690)       (741,336)     (909,280)   (1,285,778) (1,333,280)
                                                              ---------       ---------      --------     ---------    ---------
Finance assets..........................................    $ 2,984,246    $  2,721,805   $ 3,475,538   $ 4,274,184  $ 4,171,070
                                                              =========       =========     =========     =========    =========

Investment in leveraged leases..........................    $   850,000    $    764,145   $   667,779   $   617,970  $   562,500
                                                              =========       =========     =========     =========    =========

Investment in operating leases, net.....................    $    45,607    $     33,261   $    32,112   $    86,634  $   114,587
                                                              =========       =========     =========     =========    =========

Allowance for credit losses.............................    $   (80,655)   $   (115,233)  $  (116,588)  $   (98,721) $  (101,355)
                                                              =========       =========     =========     =========    =========

Total assets............................................    $ 5,382,976    $  5,293,670   $ 5,328,340   $ 5,347,002  $ 5,057,874
                                                              =========       =========     =========     =========    =========

Senior notes payable
Within one year.........................................    $ 1,044,573    $    991,853   $ 1,970,110   $ 1,901,581  $ 2,122,880
After one year..........................................      1,332,000       1,382,000     1,050,000     1,275,000    1,020,500
                                                              ---------       ---------      --------     ---------    ---------
Total senior notes payable..............................    $ 2,376,573    $  2,373,853   $ 3,020,110   $ 3,176,581  $ 3,143,380
                                                              =========       =========     =========     =========    =========

Short-term notes payable to affiliates..................    $    37,000    $    137,000   $         -   $   139,400  $   149,709
                                                              =========       =========     =========     =========    =========

Long-term notes payable to affiliates...................    $   333,000    $    333,000   $         -   $         -  $         -
                                                              =========       =========     =========     =========    =========

Subordinated notes payable..............................    $   299,892    $    285,886   $   270,487   $   229,154  $   170,857
                                                              =========       =========     =========     =========    =========

Stockholder's equity....................................    $ 1,298,809    $  1,216,337   $ 1,094,861   $   978,028  $   869,994
                                                              =========       =========     =========     =========    =========

Debt to equity..........................................         2.35:1          2.57:1        3.01:1        3.62:1       3.98:1

(1) The computation of the ratio of earnings to fixed charges has been computed by dividing income from continuing operations before income taxes as adjusted by fixed charges. Included in fixed charges is one-third of rental expense as the representative portion of interest. (See Item 14 - Exhibit 12 for calculation).

(2) AMIC and CPLC have been accounted for as discontinued operations on the Consolidated Statement of Income for the years ended December 31, 1999 and 1998. Consequently, prior years' consolidated statements of income have been reclassified to conform to current year presentation.

(3)  In 1997,  the Company  entered into a  transaction  which  reduced  Capital
     Services Division finance assets by $958.8 million. (See Note 3 to CONSOLIDATED FINANCIAL STATEMENTS).


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                             Page 8 of 47

                         PITNEY BOWES CREDIT CORPORATION

   Item 7. -- Management's discussion and analysis of financial condition and results of operations

DISCONTINUED OPERATIONS

  On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly-owned subsidiary of the company to ABN AMRO North America. The Company received approximately $484 million in cash at closing. Accordingly, operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statement of Income. Prior year results have been reclassified to conform to the current year presentation. In connection with the sale, the Company recorded a loss of approximately $27.6 million (net of taxes of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments. (See Note 2 to CONSOLIDATED FINANCIAL STATEMENTS.)

  On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented capital services financing business to General Electric Capital Corporation ("GECC"). As part of the sale, the Company retained certain non-performing accounts of CPLC. (See
Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.) The Company received approximately $790 million at closing, which approximates the book value of the net assets sold or otherwise disposed of and related transaction costs. The transaction was subject to post-closing adjustments. In connection with this transaction, the Company recorded a gain of approximately $3.7 million (net of taxes of $2.0 million) for the year ended December 31, 1999. This gain resulted from the settlement of post-closing adjustments in 1999 related to the sale, offset by the cost of settlement with regard to a dispute with GECC over certain assets that were included in the sale. (See Note 2 to the CONSOLIDATED FINANCIAL STATEMENTS.)

RESULTS OF CONTINUING OPERATIONS

  The Company's finance income from continuing operations increased 12.2 percent to $576.9 million in 1999 compared with $514.3 million in 1998, which was down
2.0 percent from 1997. Finance income for Internal Financing programs increased
16.2 percent to $416.2 million in 1999 compared with $358.3 million in 1998, which was up 8.0 percent from 1997. These increases are primarily due to higher fee-based income from mail financing and Small Business SolutionsSM programs and higher investment levels for the mailing and copier programs. Finance income for Capital Services financing programs increased 3.0 percent to $160.7 million in 1999 compared with $156.0 million in 1998, which decreased 19.2 percent from 1997. The marginal increase is due to higher gains on asset syndications, including the sale of certain leveraged lease transactions in 1999, offset by the Company's ongoing strategy of generating lower asset based revenue streams. In particular, the decrease in 1998 revenue over 1997 is mainly due to the $1 billion reduction of Capital Services finance assets in the third quarter of 1997.

    Selling, general and administrative ("SG&A") expenses increased 24.0 percent to $122.9 million in 1999 compared with $99.1 million in 1998, which was up 0.5 percent from 1997. SG&A expenses for Internal Financing programs increased 22.6 percent to $88.6 million in 1999 compared to $72.3 million in 1998, which was
10.9 percent above 1997. These increases are principally due to higher professional fees and outsourcing expenses related to Small Business Solutions programs, higher consulting services in support of strategic initiatives such as improvements to information technology and customer service and set-up costs associated with increased investment in the mailing systems portfolio. SG&A expenses for Capital Services financing programs increased 29.2 percent to $34.1 million in 1999 compared with $26.4 million in 1998, down 19.9 percent from 1997. The current year increase is due to higher legal and other professional costs associated with the portfolio and business development.. The decrease in 1998 was mainly due to a charge of approximately $5.0 million for costs incurred in 1997 related to the transfer of certain Capital Services Division finance assets.

  Depreciation on operating leases was $5.2 million in 1999 and $6.0 million in 1998.

  The provision for credit losses in 1999 increased 16.2 percent to $41.9 million compared to $36.1 million for 1998, which increased 5.9 percent from 1997. The provision for the Internal Financing programs increased 9.7 percent to $35.6 million in 1999 compared to $32.5 million in 1998, which had increased 2.5 percent from 1997. The increases are primarily attributable to increased provisions for the Company's Purchase PowerSM and Business RewardsSM programs, due to the growth of the respective businesses. The Company has also reserved for increased delinquencies caused by difficulties encountered in the consolidation of its regional offices. Operations were temporarily disrupted by changes in location, training of new personnel and new technology implementation. Because of these, collection efforts were temporarily effected causing the delinquencies. However, the Company has established a dedicated task force of experienced personnel to resolve the collection issue. Accounts deemed uncollectable have been written off during 1999 and the Company does not foresee any further difficulties. (See Note 6 to the CONSOLIDATED FINANCIAL STATEMENTS.) The provision for Capital Services financing programs was $6.3 million in 1999 compared with $3.6 million in 1998 and $2.4 million in 1997.


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                             Page 9 of 47

  The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold, exclusive of assets held for sale) was 1.83 percent at December 31, 1999, 2.87 percent at December 31, 1998 and 2.55 percent at December 31, 1997. The current year's decrease is mainly due to an increased investment in finance assets coupled with increased write-offs. PBCC charged $85.8 million, $66.8 million and $60.5 million against the allowance for credit losses in 1999, 1998 and 1997, respectively. (See Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.)

  Interest expense was $121.2 million in 1999 compared with $124.4 million in 1998, a decrease of 2.6 percent. The decrease in 1999 reflects lower average borrowings combined with lower short-term interest rates. The effective interest rate on short-term average borrowings was 2.74 percent in 1999 compared to 4.00 percent in 1998 and 5.00 percent in 1997. Also included in interest expense is the offsetting effect of a $3.6 million gain from the termination of an interest rate swap in September 1999. The swap was for a notional principal amount of $125 million, at a fixed interest rate of 5.83 percent and a floating rate equal to the Money Market Yield of Commercial Paper - Nonfinancial. Under the terms of the swap agreement the Company was the fixed rate payer. The swap would have been effective through February 2, 2005. The Company does not match fund its financing investments and does not apply different interest rates to its various financing programs.

  The effective tax rate for 1999 was 24.0 percent compared to 28.6 percent for 1998 and 27.6 percent in 1997. The lower effective tax rate is principally due to the impact of certain Capital Services Division partnership leasing transactions.

 Income from continuing operations increased 9.0 percent to $190.4 million in 1999 compared with $174.7 million in 1998, which was up 8.4 percent from 1997. The increase in 1999 is primarily attributable to higher Internal Financing Division investment levels, additional fee-based income, and lower borrowing levels partly offset by higher SG&A.

  The Company's ratio of earnings from continuing operations to fixed charges was 3.06 times for 1999 compared with 2.96 times for 1998 and 2.43 times for 1997. The increase reflects the lower interest expense due to the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 45 percent short-term and 55 percent long-term at both December 31, 1999 and 1998. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 39 percent variable-rate and 61 percent fixed-rate at December 31, 1999 and 24 percent variable-rate and 76 percent fixed-rate at December 31, 1998. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities.

  The Company has $625 million of unissued debt securities available at December 31, 1999 from a shelf registration statement filed with the SEC in July 1998. In August, 1999, the Company established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D. Under this program, in September 1999 the Company issued $125 million of 5.95% unsecured notes (the "Notes") available under a shelf registration filed with the Securities and Exchange Commission in July 1998. The proceeds from the Notes were used for general corporate purposes, including the repayment of short-term debt. The Notes are due September 29, 2000, with interest payable on March 29, 2000 and at maturity.

 During August 1999 the Company also entered into three interest rate swaps for an aggregate notional amount of $350 million.

     Notional              Effective
      Amount                Through           Fixed Rate      Floating Rate
      ------                -------           ----------      -------------
   $100,000,000          February 2008          8.625%          See below
   $100,000,000              June 2008          9.250%          See below
   $150,000,000         September 2009          8.550%          See below

  The floating rates for each swap are based on six month LIBOR plus a spread, equal to the difference between the fixed rate of the debt and the fixed rate available at the time the swap was entered into. Under the terms of the swap agreements the Company is the floating rate payer.

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


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 10 of 47

  The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company periodically enters into a foreign currency contract for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. When in effect, the Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At December 31, 1999 and 1998 there were no foreign currency contracts outstanding.

  Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.

  The Company continues to actively pursue a strategy of asset sales, thereby allowing it to focus on fee and service-based revenue rather than asset-based income. In keeping with this strategy, during 1997 the Company entered into a transaction with GATX Capital Corporation which reduced Capital Services Division finance assets by approximately $1 billion. As part of this transaction, the Company holds $167.1 million of equity investment in a limited liability company as of December 31, 1999. Additionally, in 1999, 1998 and 1997, the Company sold approximately $227 million, $384 million and $264 million, respectively, of Capital Services Division finance assets. Sales of these asset portfolios were made with limited recourse in privately-placed transactions with third-party investors. The proceeds from the sales of these assets were used to repay a portion of the Company's commercial paper borrowings. The uncollected principal balance of receivables sold at December 31, 1999 and 1998 was $534.4 million and $501.2 million, respectively.

  The Company's liquidity ratio (finance contracts receivable plus residuals expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was 1.80 and 1.47 times at December 31, 1999 and 1998, respectively.

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

  The Company will continue to use cash to invest in finance assets with emphasis on internal leasing transactions and select investment in Capital Services Division financing transactions. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent on the level of equipment purchases from PBI, the level of Capital Services Division financing activity, capital requirements for new business initiatives, intercompany loans and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper, intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its short- and long-term debt will continue to be strong, additional liquidity is available, if needed, under revolving credit facilities and credit lines.

YEAR 2000

  In 1997, the Company's parent, Pitney Bowes Inc., established a formal worldwide program to identify and resolve the impact of the Year 2000 date processing issue on its business systems, products and supporting infrastructure. PBCC was included as part of this program. This program included a comprehensive review of information technology ("IT") and non-IT systems, software, and embedded processors. The program structure had strong executive sponsorship and consisted of a Year 2000 steering committee comprised of senior business and technology management, a Year 2000 program office staffed with full-time project management, and subject matter experts and dedicated business unit project teams. The Company had also engaged independent consultants to perform periodic program reviews and assist in systems assessment and test plan development.

  The program encompassed the following phases: an inventory of affected technology and critical third party suppliers, an assessment of Year 2000 readiness, resolution, unit and integrated testing and contingency planning. PBI completed its worldwide inventory and assessment of all business systems, products and supporting infrastructure. Required modifications were substantially completed by year-end 1998. Tests were performed as software was remediated, upgraded or replaced.

  PBI experienced no significant Year 2000 issues on its business systems, products and supporting infrastructure. Minor issues noted in the early days of the year were fully addressed and remedied by the first week of January 2000. PBI has not noted or been notified of any significant concerns or impacts on its many business and IT systems, products, services and infrastructure or the failure of any third party on which PBI relies, to make timely changes to their own systems and processes.

  Although PBI cannot determine with any degree of accuracy the potential revenue it may have lost in the later months of 1999, PBI believes it is possible that some of its customers may have deferred certain purchasing on leasing decisions until the year 2000.


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 11 of 47

  While the Company has not been notified of any specific product or system failure as a result of the year 2000 issue, it will continue its monitoring activity into the second quarter of 2000 to ensure that any and all problems that may arise are promptly resolved.

  PBCC estimates the total cost of the program from inception in 1997 through the Year 2000 will be approximately $2.0 million, of which approximately $1.8 million was incurred through December 31, 1999. These costs, which are funded through the Company's cash flows, include both internal labor costs as well as consulting and other external costs. These costs are incorporated in the Company's budgets and current forecasts and are being expensed as incurred

OTHER MATTERS

  In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under SFAS 131, the Company has two reportable segments: Internal Financial Division programs and Capital Services Division programs. . (See Note 12 to CONSOLIDATED FINANCIAL STATEMENTS.)

  In June 1999, FAS No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133," was issued. This statement defers the effective date of FAS No. 133 one year (January 1, 2001 for the Company). FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of this statement.

  In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," summarizing certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This guidance is provided due, in part, to the large number of revenue recognition issues that SEC registrants encounter. Although the Company believes it is in compliance with this guidance, in all material respects, the company is currently evaluating its current revenue recognition policies to determine the impact of SAB No. 101, if any.

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

  In January 2000, the U.S. Postal Services ("USPS") issued a proposed schedule for the phase out of manually reset electronic meters in the U.S. as follows:

 . as of February 1, 2000, new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements.

  Based on the proposed schedule, PBI believes that the phase out of manually reset electronic meters will not cause a material adverse financial impact on it.

  As a result of PBI's aggressive efforts to meet the USPS mechanical meter migration phase out schedule combined with its ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less than 1% of PBI's installed U.S. meter base at December 31, 1999, compared with 10% at December 31, 1998. At December 31, 1999, over 99% of PBI's installed U.S. meter base is electronic or digital, compared with 90% at December 31, 1998. PBI continues to work in close cooperation with the USPS to convert those mechanical meter customers who have not migrated to digital or electronic meters.

  In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program ("IBIP") for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhanced postal revenue security and supported expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications:


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 12 of 47

 . the Indicium specification - the technical specifications for the indicium to be printed
 . a Postal Security Device specification- the technical specification for the devise that would contain the accounting and security features of the system
 . a Host specification
 . a Vendor Infrastructure specification

  During the period from May 1995 through December 31, 1999, PBI has submitted extensive comments to a series of proposed IBIP specifications issued by the USPS. In July 1999, the USPS issued the latest set of proposed specifications, entitled "Performance Criteria for Information-Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). PBI has submitted comments to the IBI Performance Criteria.

  As of December 31, 1999, PBI was in the process of finalizing the development of both PC and Internet versions of a product which satisfy the proposed IBI Performance Criteria. In March 2000, PBI received approval from the U.S.P.S. for the commercial launch of the internet version of this product, ClickStampTM Online. The PC version of this product is currently in the final phase of beta testing and is expected to be ready for market upon final approval from the U.S.P.S.

  In June 1999, PBI was served with a Civil Investigative Demand (CID) from the Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. PBI believes that the Justice Department may be reviewing its efforts to protect its intellectual property rights. PBI believes it has complied fully with the antitrust laws and is cooperating fully with the department's investigation.

     ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

  In the normal course of business, PBCC is exposed to the impact of market risk. Market risk is the sensitivity of income to variations in interest rates, foreign exchange rates, and other market-driven rates or prices.

  Interest-rate risk is the most significant market risk to which the Company is exposed. Interest-rate risk is the sensitivity of income to variations in interest rates.

  The Company manages its interest-rate risk mainly by using a variety of off-balance sheet instruments. The most frequently used off-balance sheet instruments are interest-rate swaps.

  At December 31, 1999, interest-rate swaps totaling $550 million (notional amount) were being used to manage risk due to interest-rate risk.

  It is the Company's policy to use financial instruments only to the extent necessary to meet the above stated objectives, and not for speculative purposes.

  PBCC uses a Value-at-Risk ("VaR") model to determine the maximum potential one-day loss in the fair value of its interest rate and foreign exchange sensitive financial instruments. The VaR model estimates were made assuming normal market conditions and a 95 percent confidence level. The Company's computations are based on the interrelationships between movements in various currencies and interest rates. The model includes all of the Company's debt as well as interest rate swaps. Anticipated transactions, firm commitments and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

  The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by PBCC, nor does it consider the potential effect of favorable changes in market factors. At December 31, 1999, the Company's maximum potential one-day loss in fair value on the interest rate swaps, using a variance/co-variance technique, was not material to the Company's financial condition, results of operations or cash flows.

--------------------------------------------------------------------------------
The Company wishes to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future), in this Form 10-K or made by Company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include: the level of business and financial performance of Pitney Bowes, including the impact of changes in postal regulations in the United States and competition from internet postage provided by other firms; the impact of governmental financing regulations; the success of the Company in developing strategies to manage debt levels, including the ability of the Company to access the capital markets; the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations, including changes in interest rates; the willingness of customers to substitute financing sources; and the success of the Company at managing customer credit risk and associated collection and asset management efforts; and the impact of the Year 2000 issue.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 13 of 47

                         PITNEY BOWES CREDIT CORPORATION
             Item 8. -- Financial statements and supplementary data


REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------


To the Stockholder and Board of Directors of Pitney Bowes Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of Pitney Bowes Credit Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Stamford, Connecticut
January 20, 2000




[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 14 of 47

                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                            (in thousands of dollars)



Years Ended December 31                          1999        1998        1997
                                                 ----        ----        ----
Revenue:
  Finance income.....................      $  568,689   $ 514,287   $ 524,913
  Equipment sales....................           8,206           -           -
                                              -------     -------     -------

    Total revenue....................         576,895     514,287     524,913
                                              -------     -------     -------

Expenses:
  Selling, general and administrative         122,886      99,067      98,542
  Interest...........................         121,210     124,411     154,634
  Provision for credit losses........          41,917      36,080      34,076
  Depreciation and amortization......          32,053      10,040      15,218
  Cost of equipment sales............           8,206           -           -
                                              -------     -------     -------
    Total expenses...................         326,272     269,598     302,470
                                              -------     -------     -------
Income from continuing operations
  before income taxes................         250,623     244,689     222,443
Provision for income taxes...........          60,204      69,946      61,285
                                              -------     -------     -------
Income from continuing operations....         190,419     174,743     161,158
Discontinued operations:
  Income from discontinued operations
  (net of taxes of $177 in 1999;
  $17,751 in 1998 and $20,998
  in 1997............................             971      32,733      33,675
  Loss on disposal of discontinued
  operations (net of taxes of
  $(16,382) in 1999                           (23,918)          -           -
                                              -------     -------     -------

Net income [1].......................       $ 167,472   $ 207,476   $ 194,833
                                              =======     =======     =======

             Consolidated Statement of Retained Earnings
                      (in thousands of dollars)


Years Ended December 31                          1999        1998        1997
                                                 ----        ----        ----

Retained earnings at beginning of year     $1,128,612  $1,007,136  $  890,303
Net income for the year..............         167,472     207,476     194,833
Dividends paid to Pitney Bowes Inc.           (85,000)    (86,000)    (78,000)
                                             --------     -------     -------

Retained earnings at end of year.....     $ 1,211,084  $1,128,612  $1,007,136
                                             ========    ========     =======


[1] For the years ended December 31, 1999, 1998 and 1997, the Company had no other comprehensive income items. Consequently, net income represents the Company's total comprehensive income.


    The accompanying notes are an integral part of the financial statements.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 15 of 47

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                            December 31,
                                                         1999        1998
                                                         ----        ----

Assets:
Cash and cash equivalents.........................  $  132,914  $   19,154
                                                     ---------   ---------
Investments:
  Finance assets..................................   2,984,246   2,721,805
  Investment in leveraged leases..................     850,000     764,145
  Investment in operating leases, net of
    accumulated depreciation......................      45,607      33,261
  Allowance for credit losses.....................     (80,655)   (115,233)
                                                     ---------   ---------
    Net investments...............................   3,799,198   3,403,978
                                                     ---------   ---------

  Mortgage servicing rights, net of accumulated
    amortization..................................          -      364,071
  Assets held for sale............................     342,934     337,757
  Investment in partnership.......................     167,071     165,950
  Loans and advances to affiliates................     362,012     611,625
  Net assets of discontinued operations...........     491,763           -
  Other assets....................................      87,084     391,135
                                                     ---------   ---------
     Total assets.................................  $5,382,976  $5,293,670
                                                     =========   =========

Liabilities:
  Senior notes payable within one year............  $1,044,573  $  991,853
  Short-term notes payable to affiliates..........      37,000     137,000
  Accounts payable to affiliates..................     227,503     278,452
  Accounts payable and accrued liabilities........     283,361     182,236
  Deferred taxes..................................     526,838     486,906
  Senior notes payable after one year.............   1,332,000   1,382,000
  Long-term notes payable to affiliates...........     333,000     333,000
  Subordinated notes payable......................     299,892     285,886
                                                     ---------   ---------
      Total liabilities...........................   4,084,167   4,077,333
                                                     ---------   ---------
Stockholder's Equity:
  Common stock....................................      46,000      46,000
  Capital surplus.................................      41,725      41,725
  Retained earnings...............................   1,211,084   1,128,612
                                                     ---------   ---------
     Total stockholder's equity...................   1,298,809   1,216,337
                                                     ---------   ---------
     Total liabilities and stockholder's equity...  $5,382,976  $5,293,670
                                                     =========   =========


    The accompanying notes are an integral part of the financial statements.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 16 of 47

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


Years Ended December 31                                                      1999                1998                 1997
Operating Activities                                                         ----                ----                 ----

Net income.......................................................        $ 167,472            $ 207,476         $    194,833
Loss on disposal of discontinued operations, net of taxes........           23,918                    -                    -
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Provision for credit losses....................................           41,917               65,404               78,320
  Depreciation and amortization..................................           63,136               75,163               42,648
  Cost of equipment sales........................................            8,206                    -                    -
 Increase in deferred taxes......................................           52,828               22,387               31,436
 Decrease (increase) in other receivables........................          113,102              (28,878)             (41,195)
 Decrease (increase) in discontinued other assets................           74,251             (116,698)             (56,429)
 (Decrease) increase in accounts payable to affiliates...........          (50,949)              45,535               64,359
 Increase in accounts payable and accrued liabilities............           67,386                7,518               23,248
 Other, net......................................................           (3,051)             (10,155)              12,271
                                                                         ---------            ---------             --------
Net cash provided by operating activities                                  558,216              267,752              349,491
                                                                         ---------            ---------             --------
Investing Activities
  Proceeds from sale of subsidiary...............................                0              789,936                    -
  Investment in net finance assets...............................       (2,443,828)          (1,399,498)          (1,420,409)
  Investment in leveraged leases.................................          (70,014)             (77,441)             (46,390)
  Investment in operating leases.................................             (552)              (6,366)             (16,023)
  Investment in assets held for sale.............................         (306,081)            (545,149)            (650,951)
  Cash receipts collected under lease contracts, net of finance
     income recognized...........................................        2,333,300            1,783,235            2,538,321
  Investment in mortgage service rights..........................          (28,738)            (206,464)            (110,014)
  Investment in affiliate notes..................................                -             (282,000)                  -
  Loans and advances to affiliated companies, net................          245,696              (26,101)            (281,777)
  Additions to equipment and leasehold improvements..............           (5,965)              (9,012)             (14,327)
                                                                         ---------            ---------             --------
Net cash provided by (used in) investing activities..............         (276,182)              21,140               (1,570)
                                                                         ---------            ---------             --------
Financing Activities
   Net change in short-term debt.................................           77,720           (1,012,457)              89,029
   Short-term loans from affiliates..............................         (100,000)             137,000             (139,400)
   Proceeds from issuance of senior notes payable after one year.          125,000              532,000                    -
   Proceeds from issuance of subordinated debt...................           14,006               15,399               41,333
   Settlement of long-term debt..................................         (200,000)            (225,000)            (245,500)
   Loans from affiliates ........................................                -              333,000                    -
   Dividends paid to Pitney Bowes, Inc...........................          (85,000)             (86,000)             (78,000)
                                                                         ---------            ---------             --------
Net cash (used in) provided by financing activities..............         (168,274)            (306,058)            (332,538)
                                                                         ---------            ---------             --------
(Decrease) increase in cash......................................          113,760              (17,166)              15,383
Cash at beginning of year........................................           19,154               36,320               20,937
                                                                         ---------            ---------             --------
Cash at end of year..............................................     $    132,914        $      19,154         $     36,320
                                                                         =========            =========             ========
Interest paid....................................................     $    155,044        $     162,270         $    196,968
                                                                         =========            =========             ========
Income taxes refunded, net.......................................     $     25,456        $     (63,420)        $    (21,773)
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


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 17 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 1. - Summary of Significant Accounting Policies

Consolidation The consolidated financial statements include the accounts of
-------------
Pitney Bowes Credit Corporation and all of its subsidiaries (the "Company" or "PBCC"). All significant intercompany transactions and balances have been eliminated.

Use of estimates The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents Cash equivalents include short-term, highly liquid
-------------------------
investments with a maturity of three months or less from the date of acquisition.

Basis of accounting for financing transactions At the time a financing
----------------------------------------------
transaction is consummated, the Company records on its balance sheet the total receivable, unearned income and the estimated residual value of leased equipment. Unearned income represents the excess of the total receivable plus the estimated residual value over the cost of equipment. Unearned income is recognized as finance income under the interest method over the term of the transaction. Initial direct costs incurred in consummating transactions, including fees paid to Pitney Bowes Inc. ("Pitney Bowes" or "PBI"), are accounted for as part of the investment in a direct financing lease and amortized to income using the interest method over the term of the lease.
Fee income is recognized as services are provided.

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

Allowance for credit losses The Company evaluates the collectibility of its net
---------------------------
investment in finance assets based upon its loss experience and assessment of prospective risk, and does so through ongoing reviews of its exposures to net asset impairment. The Company adjusts the carrying value of its net investment in finance assets to the estimated collectible amount through adjustments to the allowance for credit losses. Finance receivables are charged to the allowance for credit losses after the account is deemed uncollectible. (See Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.)

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

Income taxes The Company's taxable results are included in the consolidated
------------
Federal and certain state income tax returns of Pitney Bowes. For tax purposes, income from leases is recognized under the operating method and represents the difference between gross rentals billed and operating expenses. Under a tax sharing agreement between the Company and Pitney Bowes, the Company makes payments to Pitney Bowes for its share of consolidated income taxes or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. Deferred taxes reflected in the Company's balance sheet represent the difference between Federal and state income taxes reported for financial and tax reporting purposes, less non-interest bearing subordinated notes issued.

Investment in operating leases Equipment under operating leases is depreciated
------------------------------
over the initial term of the lease to its estimated residual value. Rental revenue is recognized on a straight-line basis over the related lease term.

Mortgage servicing rights ("MSRs") The Company recognizes, as separate assets,
----------------------------------
rights to service mortgage loans, whether those servicing rights are originated or purchased. MSRs originated by others, purchased separately from loans, are recorded at cost. The Company assesses impairment of MSRs based on the fair value of those rights. The Company estimates the fair value of MSRs based on estimated future net servicing income, using a valuation model which considers such factors as market discount rates, consensus loan prepayment predictions, servicing costs and other economic factors. For purposes of impairment valuation, the Company's policy stratifies MSRs based on predominant risk characteristics of the underlying loans, including loan type, amortization type (fixed or adjustable) and note rate. To the extent that the carrying value of MSRs exceeds fair value by individual stratum, a valuation reserve is established, which is adjusted as the value of MSRs increases or decreases. The cost of MSRs is amortized in proportion to and over the period of estimated net servicing income.

Capitalized computer software costs The Company capitalizes certain costs of
-----------------------------------
internally developed software. Capitalized costs include purchased materials and services, payroll and payroll related costs and interests costs. The cost of internally developed software is amortized on a straight-line basis over approximate periods, principally three to five years.

Reclassifications Certain amounts from prior years have been reclassified in
-----------------
order to conform to current year presentation.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 18 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 2. - Discontinued Operations

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the Company to ABN AMRO North America. The Company received approximately $484 million in cash at closing. Accordingly, operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. In connection with the sale, the Company recorded a loss of approximately $27.6 million (net of taxes of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments.

On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented capital services financing business to General Electric Capital Corporation ("GECC"). As part of the sale, the Company retained certain non-performing accounts of CPLC. (See
Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.) The Company received approximately $790 million at closing, which approximates the book value of the net assets sold or otherwise disposed of and related transaction costs. The transaction was subject to post-closing adjustments. In connection with this transaction, the Company recorded a gain of approximately $3.7 million (net of taxes of $2.0 million) for the year ended December 31, 1999. This gain resulted from the settlement of post-closing adjustments in 1999 related to the sale, offset by the cost of settlement with regard to a dispute with GECC over certain assets that were included in the sale.

Operating results of both AMIC and CPLC have been segregated and reported as discontinued operations in the consolidated statements of income. Prior year results have been reclassified to conform to the current year presentation. Net assets of discontinued operations have not been separately classified in the consolidated balance sheets as of December 31, 1998. Cash flow impacts of discontinued operations have not been segregated in the accompanying consolidated statements of cash flows. Details of income from discontinued operations, net of income taxes, are as follows (in thousands of dollars):

                                                         1999         1998       1997
                                                         ----         ----       ----
AMIC (net of taxes of $177; $12,514 and $10,452)...   $      971   $  24,280  $  16,650
CPLC (net of taxes of $5,237 and $10,546)..........            -       8,453     17,025
                                                        --------    --------   --------
     Income from discontinued operations, net
        of taxes                                      $      971   $  32,733  $  33,675
                                                        ========    ========   ========

Mortgage servicing revenue of AMIC was $114.9 million, $132.1 million and $73.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net interest expense allocated to AMIC's discontinued operations was $5.6 million, $4.9 million and $0.1 million for the years ended December 31, 1999, 1998, and 1997, respectively. Interest has been allocated based on the level of intercompany borrowings by AMIC, charged at the Company's weighted average borrowing rate, partially offset by the interest savings the Company realized due to it's borrowing against AMIC's escrow deposits as opposed to regular commercial paper borrowings.

Finance income of CPLC was $128.8 million and $180.5 million for the years ended December 31, 1998 and 1997, respectively. Interest expense of $33.9 million and $46.2 million for the years ended December 31, 1998 and 1997 respectively. Income from discontinued operations included allocated interest expense based on the level of CPLC's intercompany borrowing, charged at the Company's weighted average borrowing rate.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 19 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 3. - Finance Assets

The composition of the Company's finance assets is as follows:

        December 31                                     1999         1998
        (in thousands of dollars)                       ----         ----

        Lease finance receivables...............    $ 2,713,358  $2,683,875
        Other finance receivables...............        539,499     366,697
                                                      ---------   ---------
           Total gross finance receivables......      3,252,857   3,050,572
        Unguaranteed residual valuation.........        415,079     412,569
                                                      ---------   ---------
           Total gross finance assets...........      3,667,936   3,463,141
        Initial direct costs deferred...........         43,916      46,224
        Unearned income.........................       (727,606)   (787,560)
                                                      ---------   ---------
           Total finance assets.................    $ 2,984,246  $2,721,805
                                                      =========   =========

Gross finance receivables represent earning assets held by the Company which are generally due in monthly, quarterly or semi-annual installments over original periods ranging from 36 to 180 months. In addition, gross finance receivables for the Company's capital services programs include commercial jet aircraft transactions with lease terms of up to 23 years and other non-commercial jet aircraft transactions with lease terms ranging from two to 12 years.

Other finance receivables represent the Company's investment in its Business RewardsSM Visa(R) and Purchase PowerSM programs.

The balance due at December 31, 1999, including estimated residual value realizable at the end of the lease term, is payable as follows:

                                  Gross Finance Assets
                 ----------------------------------------------------

                 Internal Financing    Capital Services       Total
                 ------------------    ----------------       -----
      2000          $1,477,911           $   125,091       $1,603,002
      2001             720,923                77,678          798,601
      2002             478,363                88,317          566,680
      2003             230,575                58,732          289,307
      2004              50,615                45,865           96,480
      Thereafter         5,681               308,185          313,866
                     ---------              --------        ---------
      Total         $2,964,068           $   703,868       $3,667,936
                     =========              ========        =========

Equipment financed for Pitney Bowes products were $689.0 million, $672.7 million and $611.2 million in 1999, 1998, and 1997, respectively.

During 1997, PBCC and GATX Corporation ("GATX") formed PBG Capital Partners LLC ("PBG") for the purpose of financing and managing certain leasing related assets. PBCC and GATX each contributed assets (primarily direct financing leases) to PBG. The Company and GATX each maintain a 50 percent ownership interest and jointly manage PBG. PBCC accounts for its investment in PBG under the equity method and recorded income of approximately $6.0 million, $8.0 million for the years ended December 31, 1999, 1998 and 1997 respectively. During 1998, PBCC contributed $65.3 million of assets to PBG and received cash distributions totaling $3.2 million in 1999 and $89.6 million in 1998.

During 1999, 1998 and 1997, PBCC sold finance assets with limited recourse of approximately $227 million, $384 million and $264 million, respectively. The uncollected principal balance of receivables sold at December 31, 1999 and 1998 was $534.4 million and $501.2 million, respectively. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts. The Company believes adequate provisions have been made for sold receivables which may become uncollectible.

As of December 31, 1999, $289.0 million (9.7 percent) of the Company's finance assets and $376.7 million (10.3 percent) of the Company's gross finance assets were related to aircraft leased to commercial airlines. The Company considers its credit risk for these leases to be minimal due to the credit worthiness of the underlying lessees and the fact that all payments are being made in accordance with lease agreements. The Company believes any potential exposure in commercial aircraft investment is mitigated by the value of the collateral as the Company retains a security interest in the leased aircraft.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 20 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 4. - Net Investment in Leveraged Leases

The Company's net investment in leveraged leases is composed of the following elements:

        December 31                                    1999          1998
        (in thousands of dollars)                      ----          ----

        Net rents receivable....................  $ 869,788     $ 788,404
        Unguaranteed residual valuation.........    613,419       599,741
        Unearned income.........................   (633,207)     (624,000)
                                                  ---------     ---------
        Investment in leveraged leases..........    850,000       764,145
        Deferred taxes arising from
         leveraged leases (1) ..................   (565,991)     (450,900)
                                                  ---------     ---------
        Net investment in leveraged leases......  $ 284,009     $ 313,245
                                                  =========     =========

 (1) Includes amounts reclassified to subordinated debt.

Following is a summary of the components of income from leveraged leases:


        Years Ended December 31                   1999       1998        1997
        (in thousands of dollars)                 ----       ----        ----

        Pretax leveraged lease income.        $ 29,782   $ 16,513    $  4,467
        Income tax benefit............           3,119     11,770      17,110
                                              --------    -------     -------
        Net income from leveraged leases      $ 32,901   $ 28,283    $ 21,577
                                              ========    =======    ========

As of December 31, 1999, leveraged lease assets acquired by the Company are financed primarily through nonrecourse loans from third-party debt participants. These loans are secured by the lessee's rental obligations and the leased property. Net rents receivable represent gross rents less the principal and interest on the nonrecourse debt obligations. Unguaranteed residual values are principally based on independent appraisals of the values of leased assets remaining at the expiration of the lease.

Leveraged lease investments totaling $289.4 million (34.0 percent) are related to commercial real estate facilities, with original lease terms ranging up to 25 years. Also included are seven aircraft transactions with major commercial airlines, with a total investment of $299.0 million (35.2 percent) and with original lease terms ranging from 22 to 25 years; one transaction involving locomotives with a total investment of $38.5 million (4.5 percent) with an original lease term of 38 years, six transactions involving rail and bus facilities with a total investment of $207.3 million (24.4 percent) and original lease terms of 32 to 44 years and one transaction involving postal equipment with a total investment of $15.7 million (1.9 percent).

Note 5. - Investment in Operating Leases, Net

The Company is the lessor of various types of equipment under operating leases including data processing, transportation and production equipment.

Minimum future rental payments to be received in each of the next five years under non-cancelable operating leases are $3.0 million in 2000, $2.7 million in 2001, $1.0 million in 2002, $0.8 million in 2003, $0.7 million in 2004 and $2.5 million thereafter.




[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 21 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 6. - Allowance for Credit Losses

The following is a summary of the Company's allowance for credit losses:

December 31                                          1999         1998         1997
(in thousands of dollars)                            ----         ----         ----
 Beginning balance............................  $ 115,233     $ 116,588   $  98,721
 Additions charged to
   discontinued operations....................      9,300        29,324      44,244
 Additions charged to continuing operations...     41,917        36,080      34,076
Amounts written-off:
    Internal programs.........................    (43,184)      (28,945)    (27,182)
    Capital services programs.................         86          (490)         40
    External small-ticket.....................    (42,697)      (37,324)    (33,311)
                                                  -------       -------     -------
        Total write-offs......................    (85,795)      (66,759)    (60,453)
                                                  -------       -------     -------

Ending balance................................  $  80,655     $ 115,233   $ 116,588
                                                  =======       =======     =======

The increase in the amount of additions charged to continuing operations in 1999 and 1998 is the result of higher investment levels. The increase in write-offs related to internal programs in 1999 is attributable to the higher investment in Small Business Solutions programs, as well as higher delinquencies related to transitional difficulties encountered in the regional office consolidation which occurred in 1999. These difficulties were due solely to the transition and are not ongoing in nature. The Company has established a special task force to resolve the delinquencies and does not feel these difficulties will be an issue in the future.

In establishing the provision for credit losses, the Company utilizes an asset-based percentage. This percentage varies depending on the nature of the asset, recent historical experience, vendor recourse, management judgement, and for capital services financing transactions, the credit ratings assigned by Moody's and Standard & Poor's. In evaluating the adequacy of reserves, estimates of expected losses, again by nature of the asset, are utilized. While historical experience is the principal factor in determining loss percentages, adjustments are also made for current economic conditions, deviations from historical aging patterns, seasonal write-off patterns and levels of non-earning assets. If the resulting evaluation of expected losses differs from the actual aggregate reserve, adjustments are made to the reserve.

For transactions in the internal financing programs, the Company discontinues income recognition for finance receivables past due over 120 days. The Company has utilized this period because historically internal collection efforts have continued for this time period. In Capital Services Division programs, income recognition is discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, income recognition is discontinued when accounts are past due over 90 days.

Finance receivables are written-off to the allowance for credit losses after collection efforts are exhausted and the account is deemed uncollectible. For internal financing transactions, this usually occurs near the point in time when the transaction is placed in a non-earning status. For Capital Services Division financing transactions, write-offs are normally made after efforts are made to repossess the underlying collateral, the repossessed collateral is sold, and efforts to recover remaining balances are exhausted.

Resumption of income recognition on internal program non-earning accounts occurs when payments are reduced to 60 days or less past due. On Capital Services Division financing transactions, resumption of income recognition occurs after the Company has had sufficient experience on resumption of payments and is satisfied that such payments will continue in accordance with the original or restructured contract terms.

The carrying values of non-performing and troubled finance assets are outlined below. There are no leveraged leases classified under these categories.


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 22 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 6. - Allowance for Credit Losses (continued)
December 31                                    1999      1998       1997
                                               ----      ----       ----
(in thousands of dollars)
Non-performing (non-earning) transactions
   Internal programs..........             $  25,316  $  15,214 $  11,394
   Capital services programs..                   763      2,134     2,543
   External small-ticket......                13,118     42,063    37,184
                                             -------    -------   -------
       Total..................             $  39,197  $  59,411 $  51,121
                                             =======    =======   =======
Troubled (potential problem) transactions
   Capital services programs..             $  11,469  $  12,906 $  13,446
                                             =======    =======   =======

The increase in non-performing transactions in 1999 in internal small-ticket programs is mainly due to the transitional difficulties encountered in the regional consolidation project, discussed above. The decrease in non-performing transactions in external small-ticket programs is due to final resolution and write-off of certain accounts retained in the sale of CPLC in October 1998.

As part of this sale, the Company retained certain non-performing accounts. These accounts were placed with a specialized late stage collection group in an effort to maximize the potential for recovery. The Company believes it has sufficient reserves remaining to provide for any losses which may result from the final resolution of the above transactions.

Historically, the Company has not allocated a specific amount of credit loss reserve to non-performing and troubled transactions. This is due to the historically low level of write-offs in the capital services financing programs and the limited number of transactions with material credit loss exposure in other areas. As stated previously, the Company adjusts its aggregate reserve position in comparison to the evaluation of expected losses.


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

The Company purchased rights to service loans with aggregate unpaid principal balances of approximately $12.2 million in 1999, $12.4 billion in 1998 and $8.1 billion in 1997. The costs associated with acquiring these rights were capitalized and recorded as MSRs.

The following summarizes the Company's capitalized MSR activity:

December 31                            1999      1998         1997
(in thousands of dollars)              ----      ----         ----

Balance at beginning of year....   $ 364,071  $ 220,912    $ 138,146
MSR acquisitions................         693    206,464      110,014
Deferred hedge loss.............           -      1,709            -
MSR amortization................     (42,088)   (54,787)     (27,248)
Impairment reserve..............           -    (10,227)           -
Reclass to net assets of
 discontinued operations........    (322,676)         -            -
                                     -------    -------      -------
Balance at end of year..........    $      0  $ 364,071    $ 220,912
                                     =======    =======      =======

On January 14, 2000 the Company sold its mortgage servicing business to ABN AMRO North America. Accordingly, the net assets have been segregated for this discontinued operation as of December 31, 1999.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 23 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 8. - Assets Held for Sale

The Company funded transactions totaling $306.1 million in 1999, $545.1 million in 1998, and $650.9 million in 1997, relating to assets held for sale. Transactions totaling $302.7 million in 1999 and $380.3 million in 1998, were sold for a net gain before taxes of $1.9 million in 1999 and $7.4 million in 1998, which is recorded as part of finance income. Twenty-one transactions relating to assets held for sale remain in inventory with a net carrying value of $342.9 million at December 31, 1999 compared with thirty-eight transactions with a net carrying value of $337.8 million at December 31, 1998.

Note 9. - Other Assets

        December 31                                    1999        1998
        (in thousands of dollars)                      ----        ----

        Billed meter rental receivables ...........  $ 38,916    $ 33,514
        Equipment and leasehold improvements,
          net of accumulated depreciation and
          amortization: 1999-$23,734; 1998-$22,259.    22,562      15,393
        Other receivables..........................    17,275      74,834
        Deferred debt placement fees...............     2,653       3,594
        Prepaid expenses and other assets..........     5,678       2,646
        Loans held for sale........................         -     131,504
        Foreclosure claims receivable, net.........         -      57,471
        Mortgage escrow advances...................         -      33,019
        Other advances and deposits................         -      29,698
        Other......................................         -       9,462
                                                     --------    --------
        Total other assets.........................  $ 87,084    $391,135
                                                     ========    ========

Loans held for sale principally consist of purchased and originated mortgage loans secured by first real estate mortgages and are stated at the lower of aggregated cost or market. Market value is determined by outstanding commitments from investors or by current investor yield requirements. In general, the Company enters into forward delivery contracts for the sale of loans. Write-downs of loans to the lower of cost or market are included in net income of the period in which the adjustment occurs. Any discount resulting from the purchase of mortgage loans is not included in net income until the loans are sold. Write-downs of loans held for sale were $0.9 million for the year ended December 31, 1999 and none in 1998.

Other receivables decreased in 1999 over the prior year due to the liquidation of certain assets retained in the CPLC sale in October 1998 and the collections of lease insurance receivables.

Foreclosure claims receivable include loans and related advances in the process of foreclosure. Such loans are insured or guaranteed by either the Federal Housing Administration, the Veterans Administration or private mortgage insurance and will be repaid when the foreclosure process is completed. The Company had established reserves for possible losses in excess of insured or guaranteed amounts of approximately $8.4 million at December 31, 1998.

Equipment and leasehold improvements are stated at cost. Equipment is depreciated on a straight-line basis over the expected useful life generally ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the remaining lease terms.

Billed meter rental receivables represent uncollected meter rental receivables billed to customers who have opted to have their meter rental charged on their lease invoice. PBCC remits these charges to PBI based on billings. There is no reserve established at PBCC, since any unpaid meter rentals are netted against future payments due PBI. The increase in billed meter rental receivables in 1999 from 1998 resulted from a larger customer base and higher meter rates.

Mortgage escrow advances include advances made in connection with loan servicing activities. These advances consist primarily of property taxes and insurance premiums made before they are collected from mortgagors.

Other advances and deposits include advances made in connection with the acquisition of new mortgage servicing portfolios.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 24 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 10. - Accounts Payable and Accrued Liabilities

 December 31                                       1999         1998
 (in thousands of dollars)                         ----         ----

 Advances and deposits from customers....       $  85,997    $  48,503
 Reserve for loss on discontinued operations       45,120           -
 Accounts payable........................          41,547       44,761
 Due to noteholders......................           2,635        2,193
 Accrued interest payable................          30,665       27,393
 Sales and use, property and sundry taxes          23,762       18,004
 Portfolio purchase price payable........              -         4,448
 Accrued salary and benefits payable.....           8,180        7,139
 Minority interest in partnership........              -         8,751
 Other liabilities.......................          45,455       21,044
                                                 --------     --------
 Total accounts payable and accrued liabilitie   $283,361     $182,236
                                                 ========     ========

Advances and deposits from customers consist mainly of deposits from customers under the Company's Reserve Account program, which began in April 1999. (See
Item 1, "BUSINESS".)

Due to noteholders represents the principle due to investors on assets securitized.

Note 11. - Notes Payable

Short-term notes payable totaled approximately $1.0 billion at both December 31, 1999 and 1998. These notes were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at rates below the prevailing prime rate.

The composition of the Company's notes payable is as follows:


December 31                                                                1999             1998
in thousands of dollars)                                                   ----             ----

Senior Notes Payable:
 Commercial paper at the weighted average
   interest rate of 5.55% (4.90% in 1998)..........................  $    404,000      $    173,700
 Notes payable against bank lines of credit and others at a
   weighted average interest rate of 1.36% (1.16% in 1998).........       457,255           618,153
 Other notes payable at a weighted average interest rate
    of 7.50%.......................................................         8,318                 -
 Current installment of long-term debt due within one year at
   interest rates of 5.95% to 6.11% (6.54% in 1998)................       175,000           200,000
                                                                        ---------         ---------
 Total senior notes payable due within one year....................     1,044,573           991,853
 Senior notes payable due after one year at interest rates of
   5.65% to 9.25% in both 1999 and 1998............................     1,332,000         1,382,000
                                                                        ---------         ---------
 Total senior notes payable........................................     2,376,573         2,373,853
                                                                        ---------         ---------
Notes Payable to Affiliates:
 Due within one year at interest rates of 5.38% and 5.55%..........        37,000           137,000
 Due after one year at an interest rate of 5.38%...................       333,000           333,000
                                                                        ---------         ---------
 Total notes payable to affiliates.................................       370,000           470,000
                                                                        ---------         ---------
Subordinated Notes Payable:
 Non-interest bearing notes due Pitney Bowes Inc...................       299,892           285,886
                                                                        ---------         ---------
 Total notes payable...............................................  $  3,046,465      $  3,129,739
                                                                        ---------         ---------



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 25 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 11. - Notes Payable (continued)

At December 31, 1999, the Company had unused lines of credit and revolving credit facilities totaling $1.2 billion largely supporting commercial paper borrowings.

Total notes payable at December 31, 1999 mature as follows: approximately $1,082 million in 2000, $237 million in 2001, $419 million in 2002, $437 million in 2003, $37 million in 2004 and $834 million thereafter.

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

On August 30, 1999, the Company established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D. Under this program, in September 1999 the Company issued $125 million of 5.95% unsecured notes (the "Notes") available under a shelf registration filed with the Securities and Exchange Commission in July 1998. The proceeds from the Notes were used for general corporate purposes, including the repayment of short-term debt. The Notes are due September 29, 2000, with interest payable on March 29, 2000 and at maturity.

During August 1999 the Company also entered into three interest rate swaps for an aggregate notional amount of $350 million.

    Notional           Effective
     Amount             Through        Fixed Rate    Floating Rate
     ------             -------        ----------    -------------
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

In January 1998, the Company issued $250 million of 5.65% notes due in January 2003.

On September 30, 1998, the Company issued a total of $282 million of Series A and Series B Secured Floating Rate Senior Notes (the "Notes"), through certain affiliates. The Notes are due in 2001 and bear interest at a floating rate of LIBOR plus .65%, set as of the quarterly interest payment dates. The proceeds from the Notes were used to purchase subordinated debt obligations from Pitney Bowes (the "PBI Obligations"). The PBI Obligations have a principal amount of $282 million and bear interest at a floating rate of LIBOR plus one percent, set as of the quarterly interest payment dates.

In July 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement allows PBCC to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750 million. The debt securities will be offered in amounts, at prices and at terms to be determined at the time of sale and which will be set forth in supplements to the prospectus forming part of the shelf registration statement, including the supplement with respect to the Medium-Term Notes, Series D, described above. At December 31, 1999, $625 million was available under the shelf registration.

In 1999 and 1998, the Company issued $14.0 million and $15.4 million, respectively, of non-interest bearing subordinated notes to Pitney Bowes in exchange for funds equal to tax losses generated by the Company and utilized by Pitney Bowes in the 1998 and 1997 consolidated tax returns. Any non-interest bearing subordinated notes payable to Pitney Bowes mature after all senior notes now outstanding and executed hereafter are paid.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 26 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 12. - Business Segment Information

The Internal Financing Division of PBCC provides marketing support to PBI. Equipment leased for Internal Financing Division programs include mailing, paper handling and shipping equipment, scales, copiers, and facsimile units. PBCC's Capital Services Division operates in the commercial and industrial market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See
Note 1 to CONSOLIDATED FINANCIAL STATEMENTS.)

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

Segmental revenue and income from continuing operations before income taxes for the years ended 1999, 1998 and 1997 are presented below. All revenue is produced in the United States.

                                                    Revenue
                                       -----------------------------------
   Years Ended December 31                  1999       1998        1997
                                            ----       ----        ----
   (in thousands of dollars)
     Internal Financing Division...... $ 416,172  $ 358,237   $ 331,811
     Capital Services Division........   160,723    156,050     193,102
                                         -------    -------     -------
          Total revenue............... $ 576,895  $ 514,287   $ 524,913
                                         =======    =======     =======


                                             Income from Continuing
                                         Operations Before Income Taxes
                                       -----------------------------------
   Years Ended December 31                  1999       1998        1997
   (in thousands of dollars)                ----       ----        ----

     Internal Financing Division...... $ 227,153  $ 196,434   $ 184,279
     Capital Services Division........    25,058     53,052      49,570
                                         -------    -------     -------
     Total for reportable segments....   252,211    249,486     233,849
     Unallocated amounts:
      Corporate interest expense, net.    (1,142)    (7,567)     (9,624)
      Corporate (expenses) income.....      (446)     2,770      (1,782)
                                         -------    -------     -------
    Income from continuing operations
      before income taxes............. $ 250,623  $ 244,689   $ 222,443
                                         =======    =======     =======


Additional segment information is as follows:

                                                 Depreciation and Amortization
                                                 -----------------------------
   Years Ended December 31                          1999       1998      1997
                                                    ----       ----      ----
   (in thousands of dollars)
     Internal Financing Division.............    $     95   $     16  $      -
     Capital Services Division...............      31,706      9,315    13,822
                                                  -------     ------   -------
     Total for reportable segments...........      31,801      9,331    13,822
     Unallocated amount:  Corporate..........         252        709     1,396
                                                  -------    -------   -------
        Total depreciation and amortization..    $ 32,053   $ 10,040  $ 15,218
                                                  =======    =======   =======


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 27 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 12. - Business Segment Information (continued)


                                               Interest Expense, Net
                                         ---------------------------------
   Years Ended December 31                    1999       1998      1997
                                              ----       ----      ----
   (in thousands of dollars)
     Internal Financing Division......... $  64,702  $  57,018 $  53,742
     Capital Services Division...........    55,366     59,826    91,268
                                            -------    -------   -------
     Total for reportable segments.......   120,068    116,844   145,010
     Corporate interest expense, net.....     1,142      7,567     9,624
                                            -------    -------   -------
     Consolidated interest expense, net.. $ 121,210  $ 124,411 $ 154,634
                                            =======    =======   =======


                                                    December 31,
                                             -------------------------
   Net additions (reductions) to
     long-lived assets:                           1999           1998
   (in thousands of dollars)                      ----           ----

     Internal Financing Division......       $ 408,844      $ 245,665
     Capital Services Division........         169,828        372,725
     Mortgage servicing...............               -         20,736
                                               -------        -------
     Total  for reportable segments...         578,672        639,126
     General corporate assets.........         (58,771)       106,746
                                               -------        -------
     Consolidated additions to
     long-lived assets................       $ 519,901      $ 745,872
                                               =======        =======


                                                     December 31,
                                              -------------------------
   Identifiable assets:                           1999           1998
                                                  ----           ----
   (in thousands of dollars)
     Internal Financing Division...........  $ 2,465,977    $ 2,087,845
     Capital Services Division.............    2,286,055      2,437,177
     Mortgage servicing....................            -        598,771
                                               ---------      ---------
     Total for reportable segments.........    4,752,032      5,123,793
     Cash..................................      132,914         19,154
     Net assets of discontinued operations.      491,763              -
     General corporate assets..............        6,267        150,723
                                               ---------      ---------
     Consolidated assets...................  $ 5,382,976    $ 5,293,670
                                               =========      =========


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 28 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements



Note 13. - Derivative Instruments

PBCC's principal objective in holding derivatives is the management of interest-rate risk. The Company uses various financial instruments, particularly interest rate swaps to manage these risks. The Company is exclusively an end user of these instruments and does not engage in any derivatives trading or market-making activities in the derivative markets.

The major source of the Company's interest-rate risk is its exposure to changes in interest rates as they relate to its notes payable. To manage this exposure, the Company periodically enters into interest rate swaps. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense.

The aggregate amount of interest rate swaps as of December 31, 1999 categorized by type, and the related weighted average interest rate paid and received assuming current market conditions is reflected below:

                                       Total
   Major Type                        Notional
   of Interest                        Amount    Weighted Average Interest Rates
   Rate Swap     Hedged Liability    (000's)         Fixed     Variable(1)
   ---------     ----------------    -------         -----     -----------
   Pay fixed     Commercial paper   $200,000         8.88%       5.19%
   Pay variable  Medium-term notes  $350,000         8.81%       7.61%


(1) The variable rate is indexed from the 30 day Fed AA composite commercial paper rate. The Fed AA composite rate at December 31, 1999 was used to calculate the weighted average interest rate.

The aggregate notional amount of interest rate swaps as of December 31, 1999 categorized by annual maturity is reflected below:

                                                  Pay         Pay
  (in thousands of dollars)                      Fixed      Variable
                                                 -----

  2000..........................            $       -       $      -
  2001..........................                    -              -
  2002..........................              100,000              -
  2003..........................                    -              -
  2004..........................              100,000              -
  Thereafter....................                    -        350,000
                                             --------       --------
  Notional Amount...............            $ 200,000       $350,000
                                             ========       ========


[LOGO] PBCC                                                       1999 Form10-K
        Pitney Bowes Credit Corporation                           Page 29 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 13. - Derivative Instruments (continued)

The following is a reconciliation of interest rate swap activity by major type of swap:

                                               Annual Maturity
                                       --------------------------------
                                               Pay
                                       ---------------------
        (in thousands of dollars)        Fixed     Variable     Total
                                         -----     --------     -----

        Balance December 31, 1997..... $ 200,000  $  23,524   $ 223,524
        New contracts.................   125,000          -     125,000
        Assigned contracts............         -    (23,524)    (23,524)
                                        --------   --------    --------

        Balance December 31, 1998.....   325,000          -     325,000
        New contracts.................         -    350,000     350,000
        Terminated contracts..........  (125,000)         -    (125,000)
                                        --------   --------    --------

        Balance December 31, 1999..... $ 200,000  $ 350,000   $ 550,000
                                        ========   ========    ========


Interest rate swaps are used in the majority of circumstances to either convert variable rate commercial paper interest payments to fixed rate interest payments or to convert fixed rate public debt interest payments to variable rate interest payments.

The impact of interest rate swaps on interest expense and the weighted average borrowing rate is as follows

                                             1999         1998          1997
                                             ----         ----          ----
Impact of interest rate swaps
 on interest expense (000's)..........    $ 5,049      $ 4,500       $ 6,268
Weighted average borrowing rate
 excluding interest rate swaps........       5.45%        5.53%         5.89%
Weighted average borrowing rate
 including interest rate swaps........       5.64%        5.69%         6.09%


Interest rate swap agreements involve the exchange of fixed rate and variable rate interest payments based on a notional principal amount and maturity date.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest-rate swap to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal.

The Company periodically enters into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain sales of receivables with recourse of foreign currency denominated lease receivables. The Company had no foreign currency contracts outstanding as of December 31, 1999 and 1998.

Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of the fair market values.


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 30 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 14. - Stockholder's Equity

The following is a reconciliation of stockholder's equity:

                                 Common     Capital     Retained   Stockholder's
 (in thousands of dollars)       Stock      Surplus     Earnings      Equity
                                 -----      -------     --------      ------

 Balance December 31, 1996.. $   46,000   $   41,725   $  890,303  $  978,028
 Net income - 1997..........          -            -      194,833     194,833
 Dividends paid to PBI......          -            -      (78,000)    (78,000)
                               --------     --------     --------   ---------

 Balance December 31, 1997..     46,000       41,725    1,007,136   1,094,861
 Net income - 1998..........          -            -      207,476     207,476
 Dividends paid to PBI......          -            -      (86,000)    (86,000)
                               --------     --------    ---------   ---------

 Balance December 31, 1998..     46,000       41,725    1,128,612   1,216,337
 Net income - 1999..........          -            -      167,472     167,472
 Dividends paid to PBI......          -            -      (85,000)    (85,000)
                               --------     --------    ---------   ---------

 Balance December 31, 1999.. $   46,000   $   41,725   $1,211,084  $1,298,809
                               ========     ========    =========   =========


At December 31, 1999, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at December 31, 1999 and 1998. All of the Company's stock is owned by Pitney Bowes.

When the Company entered into real estate lease financing, PBI made capital contributions to provide a portion of the financing for such transactions. A total of $13.8 million has been received to date. There is no formal agreement in place and PBI is under no obligation to continue with capital contributions. No capital contributions have been received since 1993.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 31 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 15. - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, assets held for sale, accounts payable and senior notes payable within one
--------------------------------------------------------------------------------
year. Due to the short maturity of these instruments, the carrying amounts
----
approximate fair value.

Investment securities. The fair value of investment securities is estimated
---------------------
based on quoted market prices, dealer quotes and other estimates.

Loans receivable. The fair value of loans receivable is estimated based on
----------------
quoted market prices, dealer quotes or by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities.

Senior notes payable. The fair value of long-term debt is estimated based on
--------------------
quoted dealer prices for the same or similar issues.

Interest rate swaps. The fair values of interest rate swaps are obtained from
-------------------
dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates and the creditworthiness of the counterparties.

MSR hedge. The fair values of the MSR hedge are obtained from dealer quotes. The
---------
interest rate swap portion represents the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates and the creditworthiness of the counterparties. The interest rate floor portion represents the market value of the contracts.

Transfers of receivables with recourse. The fair value of the recourse liability
--------------------------------------
represents the estimate of expected future losses. The Company periodically evaluates the adequacy of reserves and estimates of expected losses; if the resulting evaluation of expected losses differs from the actual reserve, adjustments are made to the reserve.

Residual and conditional commitment guarantee contracts. The fair value of
-------------------------------------------------------
residual and conditional commitment guarantee contracts is based on the projected fair market value of the collateral as compared to the guaranteed amount plus a commitment fee generally required by the counterparty to assume the guarantee.

The estimated fair value of the Company's financial instruments is as follows:

    December 31                                   1999                         1998
    (in thousands of dollars)         -------------------------    ---------------------------
                                        Carrying        Fair         Carrying          Fair
                                        Value (1)       Value        Value (1)         Value
                                        ---------       -----        ---------         -----
Investment securities ............... $       683    $       683   $       683    $       683
Loans receivable (1) ................     614,712        625,582       453,558        469,159
Senior notes payable (2) ............  (1,531,932)    (1,556,808)   (1,607,454)    (1,722,151)
Interest rate swaps .................        (234)       (10,662)       (2,051)       (29,730)
MSR hedge ...........................         -              -           2,864          2,864
Transfers of receivables
  with recourse .....................     (64,662)       (64,662)      (42,805)       (42,805)
Residual and conditional
  commitment guarantee contracts ....         -              -            (545)           (48)

(1) Carrying value for loans receivable is net of applicable allowance for credit losses.
(2) Carrying value includes accrued interest and deferred fee income, where applicable.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 32 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 16. - Taxes on Income from Continuing Operations

Income from continuing operations before income taxes and the provision for income taxes were as follows:

        Years Ended December 31                1999      1998       1997
        (in thousands of dollars)              ----      ----       ----


        Income from continuing operations
          before income taxes.........     $ 250,623  $ 244,689   $222,443
                                            ========   ========    =======
        Provision for income taxes:
          Federal:
           Current....................     $ (27,385) $  (7,509)  $(32,440)
           Deferred...................        79,314     67,561     95,976
                                             -------    -------    -------
               Total federal..........        51,929     60,052     63,536
                                             -------    -------    -------
          State and local:
           Current....................           466      2,495     10,276
           Deferred...................         7,809      7,399    (12,527)
                                             -------    -------    -------
               Total state and local..         8,275      9,894     (2,251)
                                             -------    -------    -------

        Total.........................     $  60,204  $  69,946   $ 61,285
                                             =======    =======    =======

Including discontinued operations, the provision for income taxes consists of the following:

        Years Ended December 31              1999       1998       1997
                                             ----       ----       ----
        (in thousands of dollars)
        Federal.......................    $  39,199   $ 76,773  $ 81,668
        State and local...............        4,800     10,924       615
                                            -------    -------   -------
               Total..................    $  43,999   $ 87,697  $ 82,283
                                            =======    =======   =======

Deferred tax liabilities and (assets):

        December 31                          1999        1998        1997
        (in thousands of dollars)            ----        ----        ----

        Deferred tax liabilities:
          Lease revenue and
          related depreciation            $ 526,838   $ 511,172   $ 531,195
        Deferred tax assets:
          Alternative minimum tax
            credit carryforwards......            0     (24,266)    (21,135)
                                           --------    --------    --------
        Total.........................    $ 526,838   $ 486,906   $ 510,060
                                           ========    ========    ========


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 33 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 16. - Taxes on Income from Continuing Operations (continued)


The reconciliation of the U.S. Federal statutory rate to the Company's effective income tax rate for continuing operations is as follows:

        Years Ended December 31              1999      1998       1997
                                             ----      ----       ----
        (Percent of pretax income)
        U.S. Federal statutory rate...       35.0%     35.0%      35.0%
        State and local income taxes .        1.6       2.6       (0.8)
        Partnership leasing transactions     (9.9)     (0.8)      (1.0)
        Tax-exempt foreign trade income      (1.6)     (1.9)      (2.4)
        Tax-exempt finance income ....       (0.7)      (1.3)     (0.7)
        Residual portfolio and
          equipment acquisition.......       (1.3)      (0.6)     (0.6)
        Other, net ...................         .9       (4.4)     (2.0)
                                         --------   --------  --------
        Effective income tax rate ....       24.0%      28.6%     27.5%
                                         ========   ========  ========

The difference between the statutory tax rate and the effective tax rate for discontinued operations is primarily due to state and local income taxes.


Note 17. - Retirement and Nonpension Postretirement Benefit Plans

The Company participates in the Pitney Bowes retirement plan which covers the majority of PBCC employees. The assets of this plan fully fund vested benefits. Pitney Bowes' plan assumptions for 1999 were 7.75 percent for the discount rate,
4.25 percent for the expected rate of increase in future compensation levels and
9.30 percent for the expected long-term rate of return on plan assets. Plan assumptions for 1998 were 7.00 percent for the discount rate, 4.25 percent for the expected rate of increase in future compensation levels and 9.30 percent for the expected long-term rate of return on plan assets. The Company's pension expense was $0.3 million in 1999, $0.5 million in 1998 and $0.4 million in 1997.

The Company participates in the Pitney Bowes nonpension postretirement benefit plan, which provides certain health care and life insurance benefits to eligible retirees and their dependents. The Company's nonpension postretirement expense was $.02 million in 1999, $0.1 million in each of 1998 and 1997.

Note 18. - Commitments, Contingencies and Regulatory Matters

The Company is the lessee under noncancelable operating leases for office space and automobiles. Future minimum lease payments under these leases are as follows: $2.8 million in 2000, $2.5 million in 2001, $2.3 million in 2002, $2.3 million in 2003, $2.3 million in 2004 and $16.8 million thereafter. Rental expense under operating leases was $1.6 million, $2.8 million and $4.3 million in 1999, 1998 and 1997, respectively.

At December 31, 1999, the Company had $451.8 million of unfunded commitments to extend credit to customers in its Small Business Solutions programs and none for its Capital Service programs. The Company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount and type of collateral obtained, if deemed necessary by the Company, is based on management's credit assessment of the customer. Fees received under the agreements are recognized over the commitment period. The maximum risk of loss arises from the possible non-performance of the customer to meet the terms of the credit agreement. As part of the Company's review of its exposure to risk, adequate provisions are made for finance assets which may be uncollectible.

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


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 34 of 47

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

  In January 2000, the U.S. Postal Services ("USPS") issued a proposed schedule for the phase out of manually reset electronic meters in the U.S. as follows:

 . as of February 1, 2000, new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements.

  Based on the proposed schedule, PBI believes that the phase out of manually reset electronic meters will not cause a material adverse financial impact on it.

  As a result of PBI's aggressive efforts to meet the USPS mechanical meter migration phase out schedule combined with its ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less than 1% of PBI's installed U.S. meter base at December 31, 1999, compared with 10% at December 31, 1998. At December 31, 1999, over 99% of PBI's installed U.S. meter base is electronic or digital, compared with 90% at December 31, 1998. PBI continues to work in close cooperation with the USPS to convert those mechanical meter customers who have not migrated to digital or electronic meters.

  In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program ("IBIP") for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhanced postal revenue security and supported expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications:

 . the Indicium specification - the technical specifications for the indicium to be printed

 . a Postal Security Device specification - the technical specification for the devise that would contain the accounting and security features of the system

 . a Host specification

 . a Vendor Infrastructure specification

  During the period from May 1995 through December 31, 1999, PBI has submitted extensive comments to a series of proposed IBIP specifications issued by the USPS. In July 1999, the USPS issued the latest set of proposed specifications, entitled "Performance Criteria for Information-Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). PBI has submitted comments to the IBI Performance Criteria.

  As of December 31, 1999, PBI was in the process of finalizing the development of both PC and Internet versions of a product which satisfy the proposed IBI Performance Criteria. In March 2000, PBI received approval from the U.S.P.S. for the commercial launch of the internet version of this product, ClickStampTM Online. The PC version of this product is currently in the final phase of beta testing and is expected to be ready for market upon final approval from the U.S.P.S.

  In June 1999, PBI was served with a Civil Investigative Demand (CID) from the Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. PBI believes that the Justice Department may be reviewing its efforts to protect its intellectual property rights. PBI believes it has complied fully with the antitrust laws and is cooperating fully with the department's investigation.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 35 of 47

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements




Note 19. - Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 1999 and 1998 follows (in thousands of dollars):

                                                Three Months Ended
                                    ----------------------------------------
  1999                              March 31   June 30   Sept. 30  Dec. 31
  ----                              --------   -------   --------  --------

  Total revenue                     $135,124   $141,955  $140,119  $159,697
                                    --------   --------  --------  --------
  Expenses:
  Selling, general and
    administrative                    25,871     33,511    29,833    33,671
  Depreciation and amortization        7,717      7,165     7,427     9,744
  Cost of equipment sales                  -          -         -     8,206
  Provision for credit losses         12,299      7,714     8,030    13,874
  Interest                            31,780     32,781    26,606    30,043
  Provision for income taxes          16,710     17,982    14,783    10,729
                                     --------  --------   --------  --------
  Total expenses                      94,377     99,153    86,679   106,267
                                     --------  --------   --------  --------
  Income from continuing operations   40,747     42,802    53,440    53,430
  Discontinued operations (net of
   taxes of $2,140, $(19,025), $0
   and $680)                           3,700    (27,667)       -      1,020
                                     --------  --------   --------  --------
  Net income                        $ 44,447   $ 15,135   $ 53,440  $54,450
                                     ========  ========   ========  ========


  1998
  ----

  Total revenue                         $119,529   $126,728   $127,644  $140,386
                                        --------   --------   --------  --------
  Expenses:
  Selling, general and administrative     22,831     23,824    23,977    28,435
  Depreciation and amortization            3,125      3,041     3,795        79
  Provision for credit losses              8,849      8,933     8,307     9,991
  Interest                                30,311     31,968    31,099    31,033
  Provision for income taxes              14,916     16,118    17,108    21,804
                                        --------   --------  --------  --------
  Total expenses                          80,032     83,884    84,286    91,342
                                        --------   --------  --------  --------
  Income from continuing operations       39,497     42,844    43,358    49,044
  Discontinued operations (net of taxes
   of $4,591, $5,785, $6,384 and $991)     7,352      9,248    10,201     5,932
                                        --------   --------  --------  --------
  Net income                            $ 46,849   $ 52,092  $ 53,559  $ 54,976
                                        ========   ========  ========  ========







[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 36 of 47

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


   Item 12. -- security ownership of certain beneficial owners and management

Omitted pursuant to General Instruction I.


                 Item 13. -- certain relationships and related transactions

Omitted pursuant to General Instruction I.




[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 37 of 47

                         PITNEY BOWES CREDIT CORPORATION

                                     Part IV

   Item 14. -- exhibits, financial statement SCHEDULES and reports on form 8-k

(a) Index of documents filed as part of this report:                   Page(s)
                                                                       -------

1.  Consolidated financial statements
      Included in Part II of this report
        Report of independent accountants..........................       14
        Consolidated statements of income and of retained
        earnings for each of the three years in the period
        ended December 31, 1999....................................       15
        Consolidated balance sheet at December 31, 1999 and 1998...       16
        Consolidated statement of cash flows for each of the
        three years in the period ended December 31, 1999..........       17
        Notes to consolidated financial statements.................     18-36
2.    Financial statement schedules
      Valuation and qualifying accounts and reserves (Schedule II).       42

      The additional financial data should be read in conjunction with the financial statements included in Item 8 to this Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    Index to Exhibits (numbered in accordance with Item 601 of Regulation S-K)

           Reg S-K                                                                     State or Incorporation
           Exhibits                               Description                               by Reference
           --------                               -----------                               ------------

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

                                (c)  Form of Second Supplemental Indenture            Incorporated by reference to
                                     dated as of February 15, 1989 between            Exhibit (4c) to Registration
                                     the Company and Bankers Trust Company,           Statement on Form S-3 (No.33-27244)
                                     as Trustee.                                      as filed with the Commission on
                                                                                      February 24, 1989.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 38 of 47

                         PITNEY BOWES CREDIT CORPORATION

3. Index to Exhibits (numbered in accordance with Item 601 of Regulation S-K) [continued]


           Reg S-K                                                                     State or Incorporation
           Exhibits                               Description                               by Reference
           --------                               -----------                               ------------

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

                               (g)  Indenture dated as of July 31, 1999 between       Incorporated by reference to
                                    Pitney Bowes Credit Corporation and               Exhibit 3 to Form 8-K of
                                    Sun Trust Bank, Atlanta, as Trustee.              Pitney Bowes Credit Corporation
                                                                                      (No. 0-13497), as filed with the
                                                                                      Commission on September 3, 1999.

                               (h)  Form of Medium Term Note, Series D                Incorporated by reference to
                                    (Global Fixed Rate).                              Exhibit 2.a to Form 8-K of
                                                                                      Pitney Bowes Credit
                                                                                      Corporation (No. 0-13497),
                                                                                      as filed with the Commission
                                                                                      on September 3, 1999.

                               (i)  Form of Medium Term Note, Series D                Incorporated by reference to
                                    (Global Floating Rate).                           Exhibit 2.b to Form 8-K of
                                                                                      Pitney Bowes Credit
                                                                                      Corporation (No. 0-13497),
                                                                                      as filed with the Commission
                                                                                      on September 3, 1999.

                               (j)  Form of Medium Term Note, Series D                Incorporated by reference to
                                    (Certificated Fixed Rate).                        Exhibit 2.c to Form 8-K of
                                                                                      Pitney Bowes Credit
                                                                                      Corporation (No. 0-13497),
                                                                                      as filed with the Commission
                                                                                      on September 3, 1999.

                               (k)  Form of Medium Term Note, Series D                Incorporated by reference to
                                    (Certificated Floating Rate).                     Exhibit 2.d to Form 8-K of
                                                                                      Pitney Bowes Credit
                                                                                      Corporation (No. 0-13497),
                                                                                      as filed with the Commission
                                                                                      on September 3, 1999.


[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 39 of 47

           Reg S-K                                                                     State or Incorporation
           Exhibits                               Description                               by Reference
           --------                               -----------                               ------------

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

                                4.    Distribution Agreement dated August 30,         Incorporated by reference to
                                      1999, among Pitney Bowes Credit                 Exhibit 1 to Form 8-K of
                                      Corporation, Salomon Smith Barney Inc.,         Pitney Bowes Credit
                                      Banc of America Securities LLC, Bear,           Corporation (No. 0-13497),
                                      Stearns & Co. Inc. and J. P. Morgan             as filed with the Commission
                                      Securities Inc.                                 on September 3, 1999.

                                5.    Form of Underwriting Agreement.                 Incorporated by reference to
                                                                                      Exhibit 1 to Registration
                                                                                      Statement on Form S-3 of
                                                                                      Pitney Bowes Credit
                                                                                      Corporation (No. 333-59181),
                                                                                      as filed with the Commission
                                                                                      on July 15, 1998.

               (12)             Computation of ratio of earnings from continuing      Exhibit (i)
                                operations to fixed charges

               (21)             Subsidiaries of the registrant                        Exhibit (ii)

               (23)             Consent of Independent Accountants                    Exhibit (iii)

               (27)             Financial Data Schedule                               Exhibit (iv)

(b)        Reports on Form 8-K



(b) Reports on Form 8-K

    On July 20, 1999, the Company filed a current Report on Form 8-K, dated July 26, 1999, pursuant to Item 5 thereof, reporting the decision to dispose of AMIC.

    On August 30, 1999, the Company filed a Current Report on Form 8-K, dated August 13, 1999, pursuant to Item 5 thereof, reporting the adoption of a formal plan to dispose of the operations and assets of its mortgage servicing business at AMIC and filing the following financial statements (restated for the treatment of AMIC as discontinued operations): consolidated financial statements as of December 31,1999 and 1998 and for the three years ended December 31, 1999 and unaudited condensed consolidating financial statements as of March 31, 1999 and 1998 and for the three-month periods then ended.

    On September 3, 1999, the Company filed a Current Report on Form 8-K, dated August 30, 1999, pursuant to Item 5 thereof, reporting the establishment of a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D.

    On November 22, 1999, the Company filed a current Report on Form 8-K, dated November 19, 1999, pursuant to Item 5 thereof, reporting a definitive agreement between the Company and ABN AMRO North America, Inc., a subsidiary of ABN AMRO Bank N.V., for the sale of AMIC.



[LOGO] PBCC                                                       1999 Form10-K
       Pitney Bowes Credit Corporation                            Page 40 of 47

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

                                   PITNEY BOWES CREDIT CORPORATION

                                   By /s/ MATTHEW S. KISSNER
                                     ----------------------
                                     Matthew S. Kissner
                                     President and Chief Executive Officer

Dated:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      By    /s/  MATTHEW S. KISSNER                   Dated:  March 30, 2000
            ---------------------------
            Matthew S. Kissner
            President and Chief Executive Officer

      By    /s/  NANCY E. COOPER                      Dated:  March 30, 2000
            ---------------------------
            Nancy E. Cooper
            Vice President, Finance and
            Chief Financial Officer
            (Principal Financial Officer)

      By    /s/  R. JEFFREY MACARTNEY                 Dated:  March 30, 2000
            ---------------------------
            R. Jeffrey Macartney
            Controller
            (Principal Accounting Officer)

      By    /s/  MARC C. BRESLAWSKY                   Dated:  March 30, 2000
            ---------------------------
            Marc C. Breslawsky
            Director

      By    /s/  MICHAEL J.  CRITELLI                 Dated:  March 30, 2000
            ---------------------------
            Michael J. Critelli
            Director

      By    /s/  SARA E. MOSS                         Dated:  March 30, 2000
            ---------------------------
            Sara E. Moss
            Director

      By    /s/  MURRAY L. REICHENSTEIN               Dated:  March 30, 2000
            ---------------------------
            Murray L. Reichenstein
            Director

      By    /s/  HARRY W. NEINSTEDT                   Dated:  March 30, 2000
            ---------------------------
            Harry W. Neinstedt
            Director

      By    /s/  DOUGLAS A. RIGGS                     Dated:  March 30, 2000
            ---------------------------
            Douglas A. Riggs
            Director

      By    /s/  JOHN N.D. MOODY                      Dated:  March 30, 2000
            ---------------------------
            John N.D. Moody
            Director

      By    /s/  ARLEN F. HENOCK                      Dated:  March 30, 2000
            ---------------------------
            Arlen F. Henock
            Director

      By    /s/  DENNIS M. RONEY                      Dated:  March 30, 2000
            ---------------------------
            Dennis M. Roney
            Director

[LOGO] PBCC                                                      1999 Form 10-K
       Pitney Bowes Credit Corporation                            Page 41 of 47

                         PITNEY BOWES CREDIT CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE YEARS ENDED DECEMBER 31, 1997 TO 1999

              Allowance for credit losses (shown on balance sheet as deduction from net investments)
             -------------------------------------------------------------------
                         Additions   Additions     Deductions -
             Balance at  charged to  charged to    uncollectible
             beginning   costs and   discontinued  accounts       Balance at
             of year     expenses    operations    written off    (1)end of year
             ----------  ----------  ------------  -------------  --------------
1999          $115,233    $41,917      $ 9,300       $85,795         $ 80,655

1998          $116,588    $36,080      $29,324       $66,759         $115,233

1997          $ 98,721    $34,076      $44,244       $60,453         $116,588


(1)  Principally uncollectible accounts written off.
(2) Amounts include the write-off of finance receivable retained in connection with the disposal of the external small-ticket leasing business against previously established allowance for credit losses.

[LOGO] PBCC                                                      1999 Form 10-K
       Pitney Bowes Credit Corporation                            Page 42 of 47