Form 10-Q
period 2000-03-31
PITNEY BOWES CREDIT CORP
filed 2000-05-12
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549-1004


                             ------------------


                                  FORM 10-Q


                             ------------------


          x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

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


                             ------------------


      Internal Revenue Service - Employer Identification No. 06-0946476

                 27 Waterview Drive, Shelton, CT 06484-4361
                                 (203) 922-4000

                             ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o As of May 12, 2000 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc. ("PBI"), the parent of the Registrant. REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       PITNEY BOWES CREDIT CORPORATION




PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
 Consolidated Statements of Income:
 Three Months Ended March 31, 2000 and 1999                     3
 Consolidated Balance Sheets:
 As of March 31, 2000 and December 31, 1999                     4
 Consolidated Statements of Cash Flows:
 Three Months Ended March 31, 2000 and 1999                     5
 Notes to Consolidated Financial Statements                     6

Item 2. - Management's Discussion and Analysis of
Financial Condition and Results of Operations                   9


PART II - OTHER INFORMATION
Item 1. - Legal Proceedings                                    14
Item 5. - Other information                                    14
Item 6. - Exhibits and Reports on Form 8-K                     15
SIGNATURES                                                     16
Exhibit (i) - Computation of Ratio of Earnings
from Continuing Operations to Fixed Charges                    17
Exhibit (ii) - Financial Data Schedule                         18


                         PART I - FINANCIAL INFORMATION

                         Item 1. - Financial Statements

                       PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)
                          (in thousands of dollars)

                                       Three Months Ended March 31,
                                        ---------------------------
                                                 2000          1999
        Revenue

           Finance income                   $142,106      $135,124
                                             -------       -------

        Expenses

         Selling,general and administrative   31,172        25,871
         Interest                             28,749        31,780
         Depreciation and amortization         3,604         7,717
         Provision for credit losses          16,918        12,299
                                             -------       -------
           Total expenses                     80,443        77,667
                                             -------       -------

        Income from continuing operations
          before income taxes                 61,663        57,457
        Provision for income taxes            16,224        16,710
                                             -------       -------
        Income from continuing operations     45,439        40,747
        Discontinued operations

        (net of taxes of  $2,140 in 1999)          -         3,700
                                             -------       -------
        Net income                           $45,439      $ 44,447
                                             =======       =======

        Ratio of earnings from continuing
          operations to fixed charges          3.14X         2.80X
                                             =======       =======




               See Notes to Consolidated Financial Statements



                 PITNEY BOWES CREDIT CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                    (in thousands of dollars)

                                          (Unaudited)
                                           March 31,    December 31,
                                              2000         1999
                                         ----------     ----------
Assets

Cash and cash equivalents                $  109,526    $  132,914
                                          ---------     ---------
Investments:
  Finance assets                          3,122,458     2,984,246
  Investment in leveraged leases            862,454       850,000
  Investment in operating leases,
  net of accumulated depreciation            41,011        45,607
  Allowance for credit losses              (78,370)       (80,655)
                                          ---------     ---------
    Net investments                       3,947,553     3,799,198
                                          ---------     ---------

Assets held for sale                        141,697       342,934
Investment in partnership                   167,578       167,071
Loans and advances to affiliates            361,092       362,012
Net assets of discontinued operations             -       491,763
Other assets                                 80,164        87,084
                                          ---------     ---------
     Total assets                        $4,807,610    $5,382,976
                                          =========     =========

Liabilities

Senior notes payable within one year     $  411,917    $1,044,573
Short-term notes payable to affiliates       76,850        37,000
Accounts payable to affiliates              182,201       227,503
Accounts payable and accrued liabilities    296,326       283,361
Deferred taxes                              548,725       526,838
Senior notes payable after one year       1,374,101     1,332,000
Long-term notes payable to affiliates       296,000       333,000
Subordinated notes payable                  299,892       299,892
                                          ---------     ---------
     Total liabilities                    3,486,012     4,084,167
                                          ---------     ---------

Stockholder's Equity

Common stock                                  46,000       46,000
Capital surplus                               41,725       41,725
Retained earnings                          1,233,873    1,211,084
                                           ---------    ---------
     Total stockholder's equity            1,321,598    1,298,809
                                           ---------    ---------
Total liabs. and stockholder's equity    $ 4,807,610   $5,382,976
                                           =========    =========





         See Notes to Consolidated Financial Statements



                         PITNEY BOWES CREDIT CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                       (in thousands of dollars)

                                        Three Months Ended March 31,

                                        ----------------------------
                                               2000        1999
Operating Activities


Net income                                 $  45,439    $   44,447
Adjustments to reconcile net income to
net cash provided by operating activities:
  Provision for credit losses                 16,918        12,299
  Depreciation and amortization                3,604        24,812
Increase in deferred taxes                    21,887        19,286
(Increase) decrease in other receivables       1,213         4,455
Increase in discontinued other assets             -        (17,186)
Decrease in accounts payable to affiliates   (45,302)      (93,381)
Increase (decrease) in accounts payable
 and accrued liabilities                      (8,052)       (1,865)
Other, net                                     4,259        (3,552)
                                            --------       --------
Net cash provided by (used in)
operating activities                          39,966       (10,685)
                                            --------       --------

Investing Activities
Proceeds and cash receipts from sale
of discontinued operations                   512,780             -
Investment in net finance assets            (856,594)     (646,802)
Investment in leveraged leases                (5,019)       (3,445)
Investment in assets held for sale           (53,618)     (128,497)
Cash receipts collected under finance
contracts, net of finance inc. recognized    948,309       657,958
Investment in mortgage service rights              -        (7,380)
Loans and advances to affiliates, net          1,268       239,007
Additions to equipment and leasehold
improvements                                    (125)       (2,085)
                                           ---------     ---------
Net cash used in investing activities        547,001       108,756
                                           ---------     ---------

Financing Activities

Change in short-term debt, net             (633,823)        20,590
Proceeds from senior notes                   43,268              -
Short-term loans from affiliates              2,850        (96,900)
Dividends paid to Pitney Bowes Inc.         (22,650)       (21,250)
                                           ---------     ---------
Net cash used in financing activities      (610,355)       (97,560)
                                           ---------     ---------
(Decrease) increase in cash                 (23,388)           511
Cash at beginning of period                 132,914         19,154
                                           --------      ---------
Cash at end of period                     $ 109,526     $   19,665
                                          =========      =========


Interest paid                             $  36,287     $   35,367
                                          =========      =========

Income taxes refunded, net                $ (13,357)    $  (34,193)
                                          =========      =========

            See Notes to Consolidated Financial Statements


                    PITNEY BOWES CREDIT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 -  Discontinued Operations

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company to ABN AMRO North America. The Company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.

Revenue of AMIC was $32.5 million for the three months ended March 31, 1999. Net interest expense allocated to AMIC's discontinued operations was $1.8 million for the three months ended March 31, 1999. Interest has been allocated based on AMIC's net intercompany borrowing levels charged at the Company's weighted average borrowing rate, offset by the interest savings the Company realized due to borrowings against AMIC escrow deposits as opposed to regular commercial paper borrowings.

Operating results have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three months ended March 31, 1999. Net assets of discontinued operations have been separately classified in the Consolidated Balance Sheets at December 31, 1999. Cash flow impacts of discontinued operations have not been segregated in the Consolidated Statements of Cash Flows for the three months ended March 31, 1999.

Note 3 - Finance Assets

The composition of the Company's finance assets is as follows:
                                          March 31,  December 31,
      (in thousands of dollars)              2000        1999
                                          ---------   ---------
      Lease finance receivables          $2,825,875  $2,713,358
      Other finance receivables            551,677      539,499
                                          ---------   ---------
        Total gross finance receivables   3,377,552   3,252,857
      Unguaranteed residual valuation       389,902     415,079
                                          ---------   ---------
        Total gross finance assets        3,767,454   3,667,936
      Initial direct costs deferred          43,434      43,916
      Unearned income                      (688,430)   (727,606)
                                          ---------   ---------
        Total finance assets             $3,122,458  $2,984,246
                                         =========    =========


                    PITNEY BOWES CREDIT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Notes Payable

The composition of the Company's notes payable is as follows:
                                               March 31,    December 31,
     (in thousands of dollars)                    2000          1999
                                               ---------      ---------
 Senior Notes Payable:
  Commercial paper at the weighted average
   interest rate of 5.84 % (5.55% in 1999)    $  235,750     $  404,000
  Notes payable against bank lines of credit
   and others at a weighted average interest
   rate of 1.36% in 1999                              -        457,255
  Other notes payable at a weighted average
   interest rate of 7.51% (7.50% in 1999)          1,167         8,318
  Current installment of long-term debt due
   within one year at interest rates of
   5.95% to 6.11% in both 2000 and 1999          175,000       175,000
                                               ---------     ---------
  Total senior notes payable due within one
   year                                          411,917     1,044,573

  Senior notes payable due after one year
   at interest rates of 5.65% to 9.25%
   in both 2000 and 1999                       1,374,101     1,332,000
                                               ---------     ---------
      Total senior notes payable               1,786,018     2,376,573
                                               ---------     ---------
Notes Payable to Affiliates:
 Due within one year at an interest rate
 of 5.38% in 2000 and 1999                        76,850        37,000
 Due after one year at an interest rate
 of 5.38% in 2000 and 1999                       296,000       333,000
                                               ---------     ---------
      Total notes payable to affiliates          372,850       370,000
                                               ---------     ---------
Subordinated Notes Payable:
Non-interest bearing notes
due Pitney Bowes Inc.                            299,892       299,892
                                               ---------     ---------
     Total notes payable                      $2,458,760    $3,046,465
                                               =========     =========

On April 19, 2000, certain partnerships controlled by affiliates of the Company issued a total of $134 million of Series A and Series B Secured Fixed Rate Senior Notes (the "Notes"). The Notes are due in 2003 and bear interest at 7.443 percent. The proceeds from the Notes were used to purchase subordinated debt obligations from PBI ("PBI Obligations"). The PBI Obligations have a principal amount of $134 million and are due in 2010. The PBI Obligations bear an interest rate of 8.073 percent for the first three years and reset in May 2003 and each third anniversary of the first reset date.

On March 31, 2000, PBCC issued $43.3 million of 7.515 percent senior notes to various holders maturing on January 10, 2012. The proceeds from these notes were used to pay down commercial paper.

In July 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750 million. As part of this shelf registration statement in August 1999, PBCC established a medium- term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D. Under this program in September 1999, the Company issued $125 million of 5.95 percent unsecured notes. The proceeds of these unsecured notes were used for general corporate purposes including the repayment of short-term debt. At March 31, 2000, $625 million was available under the shelf registration and $375 million was available under the related medium-term note program.


                    PITNEY BOWES CREDIT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Business Segment Information

The composition of the Company's segment revenue and operating profit is as follows:

 (in thousands of dollars)                      Revenue
                                      -----------------------
 Quarter Ended March 31                       2000      1999
   Internal Financing Division          $  109,924  $100,482
   Capital Services Division                32,182    34,642
                                           -------   -------
Total revenue for reportable segments   $  142,106  $135,124
                                           =======   =======

 (in thousands of dollars)                  Operating Profit
                                      -----------------------
 Quarter Ended March 31                       2000      1999
                                           -------   -------

   Internal Financing Division           $  55,892  $ 53,903
   Capital Services Division                 5,771     3,554
                                           -------   -------
Total operating profit for reportable
 segments                                $  61,663  $ 57,457
                                           =======   =======

In March 2000, the Company changed the way it allocates corporate interest and expenses from a non-allocated to a fully allocated basis.

Note 6 - Accounting Pronouncements

In June 1999, Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," was issued. This statement defers the effective date of SFAS No. 133 one year (January 1, 2001 for the Company). SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of this statement.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," summarizing certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This guidance is provided due, in part, to the large number of revenue recognition issues that SEC registrants encounter. Although the Company believes it is in compliance with this guidance in all material respects, the Company is currently evaluating its current revenue recognition policies to determine the impact of SAB No. 101. SAB No. 101 is effective for the second quarter of 2000.

                         PITNEY BOWES CREDIT CORPORATION
      Item 2. - Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

Results of Continuing Operations - First Quarter of 2000 Compared to
 First Quarter of 1999

   Finance income in the first quarter of 2000 increased 5.2 percent to $142.1 million compared to $135.1 million in 1999. Finance income for Internal Financing Division programs increased 9.4 percent to $109.9 million from $100.5 million primarily due to higher fee-based income from mail financing and Small Business Solutions programs and higher investment levels for the mailing and copier programs. Finance income for Capital Services Division programs decreased
7.1 percent to $32.2 million from $34.6 million primarily due to lower investment and assets held for sale balances, offset by higher gains on asset syndications.

   Selling, general and administrative ("SG&A") expenses increased 20.5 percent to $31.2 million in the first quarter of 2000 compared to $25.9 million in 1999. SG&A for Internal Financing Division programs increased to $21.9 million from $19.1 million in 1999 principally due to higher professional fees and outsourcing expenses related to Small Business Solutions programs, higher consulting services in support of strategic initiatives such as improvements to information technology and customer service, in addition to set-up costs associated with increased investment in the mailing systems portfolio. SG&A for Capital Services Division programs increased to $9.3 million in 2000 from $6.7 million in 1999 mainly due to higher legal and other professional costs associated with the portfolio and business development, combined with higher sales commissions on investment and syndication business volume.

  Depreciation on operating leases increased marginally to $1.5 million in the first quarter of 2000 compared to $1.3 million in 1999.

   The provision for credit losses was $16.9 million for the first quarter of 2000 compared with $12.3 million in 1999. The provision for Internal Financing Division programs increased to $15.2 million from $10.5 million resulting from proportionately higher provision levels to support higher Small Business Solution receivable levels. The provision for Capital Services Division programs marginally decreased to $1.7 million in the first quarter of 2000 from $1.8 million in 1999.

   The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 1.74 percent at March 31, 2000 compared to 1.83 percent at December 31, 1999. The first quarter decrease is due to proportionately higher write-offs in relationship to higher investment in finance asset balances. PBCC charged $19.2 million and $10.9 million against the allowance for credit losses through the first quarters of 2000 and 1999, respectively, due to higher write-offs recorded on higher receivable balances in the Small Business Solutions and mailing programs.

   In the first quarter of 2000, interest expense decreased by 9.5 percent to $28.8 million compared to $31.8 million in 1999. The decrease in 2000 reflects lower average borrowings resulting from the sale of the Company's mortgage servicing subsidiary, which were used to reduce its outstanding balance of commercial paper offset by higher short-term and long-term interest rates. The effective interest rate on average borrowings was 6.40 percent for the first quarter of 2000 compared to 5.55 percent for the same period of 1999. The Company does not match fund financing investments in any of its business segments.

  The effective tax rate for the first quarter of 2000 was 26.3 percent compared with 29.1 percent for the same period of 1999. The lower effective tax rate is principally due to the impact of certain Capital Services Division partnership leasing transactions.

   The Company's ratio of earnings from continuing operations to fixed charges was 3.14 times for the first quarter of 2000 compared with 2.80 times for the same period of 1999. The increase reflects lower interest expense resulting from the sale of its mortgage servicing subsidiary in the first quarter of 2000.

                 PITNEY BOWES CREDIT CORPORATION
 Item 2. - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (continued)



Discontinued Operations

   On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company to ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments. See Note 2 to the Consolidated Financial Statements.

Accounting Pronouncements

   In June 1999, Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," was issued. This statement defers the effective date of SFAS No. 133 one year (January 1, 2001 for the Company). SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of this statement.

  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," summarizing certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This guidance is provided due, in part, to the large number of revenue recognition issues that SEC registrants encounter. Although the Company believes it is in compliance with this guidance in all material respects, the Company is currently evaluating its current revenue recognition policies to determine the impact of SAB No. 101. SAB No. 101 is effective for the second quarter of 2000.

                         PITNEY BOWES CREDIT CORPORATION
      Item 2. - Management's Discussion and Analysis of Financial Condition

                 and Results of Operations (continued)


Liquidity and Capital Resources

   The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 33 percent short-term and 67 percent long-term at March 31, 2000 and 45 percent short-term and 55 percent long-term at December 31, 1999. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 18 percent variable-rate and 82 percent fixed-rate at March 31, 2000 and 39 percent variable-rate and 61 percent fixed-rate at December 31, 1999. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. The Company had unused lines of credit and revolving credit facilities totaling $1.2 billion at March 31, 2000, largely supporting its commercial paper borrowings.

   On April 19, 2000, certain partnerships controlled by affiliates of PBCC issued a total of $134 million of Series A and Series B Secured Fixed Rate Senior Notes (the "Notes"). The Notes are due in 2003 and bear interest at 7.443 percent. The proceeds from the Notes were used to purchase subordinated debt obligations from PBI ("PBI Obligations"). The PBI Obligations have a principal amount of $134 million and are due in 2010. The PBI Obligations bean an interest rate of 8.073 percent for the first three years and reset in May 2003 and each third anniversary of the first reset date. The proceeds from the PBI Obligations were used for general corporate purposes, including the repayment of commercial paper.

   On March 31, 2000, PBCC issued $43.3 million of 7.515 percent Senior Notes to various holders maturing on January 10, 2012. The proceeds from these notes were used to pay down commercial paper.

   In July 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750 million. As part of this shelf registration statement in August 1999, PBCC established a medium- term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D. Under this program in September 1999, the Company issued $125 million of 5.95 percent unsecured notes. The proceeds of these unsecured notes were used for general corporate purposes including the repayment of short-term debt. At March 31, 2000, $625 million was available under the shelf registration and $375 million was available under the related medium-term note program.

   The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received is recognized as an adjustment to interest expense. The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company periodically enters into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. When in effect the Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At March 31, 2000 there were no foreign currency contracts outstanding.

   Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.

   Gross finance assets at the end of the first quarter of 2000 increased 2.7 percent from December 31, 1999. The increase is principally due to higher asset-based investments in the mailing and copier programs along with higher Small Business Solutions receivable balances. Overall levels of lease receivables are in line with management's expectations.

                         PITNEY BOWES CREDIT CORPORATION

 Item 2. - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (continued)



   The Company continues to actively pursue a strategy of Capital Services Division asset sales, thereby allowing the Company to focus on fee- and service-based revenue rather than asset-based income.

    The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was 3.6 times at March 31, 2000 and
1.80 times at December 31, 1999. The increase in the liquidity ratio is due to lower debt resulting from the application of the proceeds received from the mortgage servicing subsidiary sale mentioned previously.

   The Company will continue to use cash to invest in finance assets with emphasis on internal leasing transactions and select investment in Capital Services Division programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of Capital Services Division financing activity, capital requirements for new business initiatives, intercompany loans, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

                         PITNEY BOWES CREDIT CORPORATION
      Item 2. - Management's Discussion and Analysis of Financial Condition

                 and Results of Operations (continued)
Year 2000
  The Company experienced no significant Year 2000 issues on its business systems, products and supporting infrastructure. Minor issues noted in the early days of the year were fully addressed and remedied during the first week of January 2000. The Company has not noted or been notified by any third party of any significant concerns or impacts on its many business and information technology systems, products, services and infrastructure or the failure of any third party on which the Company relies, to make timely changes to their own systems and processes.

  While the Company has not been notified of any specific product or system failure as a result of the Year 2000 issue, it will continue its monitoring activity into the second quarter of 2000 to ensure that any problems that may arise are promptly addressed.

Regulatory Matters

  In January 2000, the U.S. Postal Service ("U.S.P.S.") issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:
      As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements.

  Based on the proposed schedule, the Company believes that the phaseout of manually reset electronic meters will not cause a material adverse financial impact on the Company.

  In May 1995, the U.S.P.S. publicly announced its concept of its Information Based Indicia Program ("IBIP") for future postage evidencing devices. As initially stated by the U.S.P.S., the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhanced postal revenue security and supported expanded U.S.P.S. value-added services to mailers.

  During the period from May 1995 through May, 2000, PBI has submitted extensive comments to a series of proposed IBIP specifications issued by the U.S.P.S. In March 2000, the U.S.P.S. issued the latest set of proposed specifications, entitled "Performance Criteria for Information Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the "IBI Performance Criteria"). PBI has submitted comments to the IBI Performance Criteria.

  In March 2000, PBI received approval from the U.S.P.S. for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria, ClickStampT Online. The personal computer version of this product is currently in the final phase of beta testing and is expected to be ready for market upon final approval from the U.S.P.S.

Forward - Looking Statements

  The Company wants to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future) in this Form 10-Q or made by the Company management involve risks and uncertainties which may change based on various important factors. Words such as "estimate", "project", "plan", "believe", "expect" and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include:

     changes in postal regulations
     timely development and acceptance of new products success in gaining product approval in new markets where regulatory approval is required
     successful entry into new markets
     mailers' utilization of alternative means of communication or competitors' products
     our success at managing customer credit risk changes in interest rates

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

  In the course of normal business, the Company and its parent, are occasionally party to lawsuits. These may involve litigation by or against the Company and/or PBI relating to, among other things:

     contractual rights under vendor, insurance or other contracts intellectual property or patent rights equipment, service or payment disputes with customers disputes with employees

  The Company is currently a plaintiff or defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial position or results of operations.

  In June 1999, PBI was served with a Civil Investigative Demand ("CID") from the U.S. Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. PBI believes that the Justice Department may be reviewing its efforts to protect its intellectual property rights. PBI believes it has complied fully with the antitrust laws and is cooperating fully with the department's investigation.

Item 5- Other information

  PricewaterhouseCoopers ("PwC") has informed PBI and its Board of Directors that it has notified the SEC that there was a delay in the transfer from PwC's control of certain retirement and other benefits which were due to the chair of the Audit Committee of the Board of Directors of PBI, as a former partner of Coopers & Lybrand, a predecessor of PwC. PwC has informed PBI that these transfers should have occurred in May 1999, but were completed on March 23, 2000. The SEC has advised PBI that because of this delay, PwC was not in compliance with its auditor independence regulations. The SEC has further advised the company that it does not intend to take any action against PBI with respect to PBI's financial statements as a result of PwC's noncompliance. The PBI Board of Directors, which is composed of nine non-employee and two employee members, has reviewed this situation and has concluded, based on its examination and review, that the delayed transfer of these benefits did not affect the quality or integrity of PwC's audit of the PBI's financial statements.

Item 6 - Exhibits and Reports on Form 8-K
 a.   Exhibits (numbered in accordance with Item 601 of Regulation S-K).


     Reg S-K                                                     Incorporation
    Exhibits         Description                                 by Reference
    ---------  ----------------------------------------         ---------------
     (12)      Computation of Ratio of Earnings from Continuing See Exhibit (i)
               Operations to Fixed Charges                      on page 17
     (27)      Financial Data Schedule                          See Exhibit (ii)
                                                                on page 18

       There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available on request.

 b.   No reports on Form 8-K were filed during the quarter ended March
   31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PITNEY BOWES CREDIT CORPORATION

                              By/s/ Nancy E. Cooper

                        ----------------------
                                 Nancy E. Cooper

                           Vice President, Finance and

                        Chief Financial Officer
                        (Principal Financial Officer)

Dated:  May 12, 2000

                           By/s/ R. Jeffrey Macartney

                        ----------------------
                              R. Jeffrey Macartney

                             Controller
                        (Principal Accounting Officer)

Dated:  May 12, 2000


                                   Exhibit (i)

  Computation of Ratio of Earnings from Continuing Operations to
                                  Fixed Charges

                     (in thousands of dollars)

                                                                Three Months Ended
                                                                       March 31,

                                                                --------------------

                                                                   2000      1999(2)
   Income from continuing operations before income taxes       $  61,663   $  57,457
                                                                 -------     -------


   Fixed charges:
     Interest on debt                                             28,749      31,780
     One-third of rent expense                                       100         151
                                                                 -------     -------
   Total fixed charges                                            28,849      31,931
                                                                 -------     -------
   Earnings from continuing operations before fixed charges    $  90,512   $  89,388
                                                                 =======     =======

Ratio of earnings from continuing ops. to fixed charges(1)         3.14X       2.80X
                                                                 =======     =======








(1) The ratio of earnings from continuing operations to fixed charges is computed by dividing earnings from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest on debt and one-third of rent expense as representative of the interest portion.

(2) Amounts have been reclassified to reflect AMIC as discontinued operations. Interest expense and the portion of rent representative of the interest factor of this discontinued operation have been excluded from fixed charges in the computation. Including these amounts in fixed charges, the ratio of earnings to fixed charges would have been 3.10 for the first quarter of 1999.



