Form 10-Q
period 2000-06-30
PITNEY BOWES CREDIT CORP
filed 2000-08-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

                                 (203) 922-4000

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 31, 2000, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                         PITNEY BOWES CREDIT CORPORATION

            Part I -- FINANCIAL INFORMATION

                ITEM 1.-- FINANCIAL STATEMENTS
                    Consolidated Statements of Income:
                      Three and Six Months Ended June 30, 2000 and 1999...................................        3
                    Consolidated Balance Sheets:
                      At June 30, 2000 and December 31, 1999..............................................        4
                    Consolidated Statements of Cash Flow:
                      Six Months Ended June 30, 2000 and 1999.............................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................       10


            Part II -- OTHER INFORMATION

                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       14

                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       14

                Signatures................................................................................       15


                Exhibit (i)-- Computation of Ratio of Earnings from Continuing
                    Operations to Fixed Charges...........................................................       16
                Exhibit (ii)-- Financial Data Schedule....................................................       17

                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS

                         PITNEY BOWES CREDIT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                            (in thousands of dollars)

                                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                                        ---------------------------       -------------------------
                                                                              2000            1999             2000           1999
                                                                              ----            ----             ----           ----
Revenue:
  Finance income...............................................          $ 150,164       $ 141,955        $ 292,270      $ 277,079
                                                                           -------         -------          -------        -------


Expenses:
  Selling, general and administrative..........................             26,873          33,511           58,045         59,382
  Interest.....................................................             31,716          32,781           60,465         64,561
  Provision for credit losses..................................             15,387           7,714           32,305         20,013
  Depreciation and amortization................................              4,994           7,165            8,598         14,882
                                                                           -------         -------          -------        -------

    Total expenses.............................................             78,970          81,171          159,413        158,838
                                                                           -------         -------          -------        -------

Income from continuing operations before income taxes..........             71,194          60,784          132,857        118,241
Provision for income taxes.....................................             19,822          17,982           36,046         34,692
                                                                           -------         -------          -------        -------


Income from continuing operations..............................             51,372          42,802           96,811         83,549

Discontinued operations:
  (Loss) income from  discontinued  operations  (net of (tax benefits)
  taxes of ($1,963) and $177 for the three and six months ended
  June 30, 1999, respectively)...................................                -          (2,729)               -            971
  Loss on disposal of discontinued operations (net of tax benefits
    of ($17,062) for the three and six months ended June 30, 1999)               -         (24,938)               -        (24,938)
                                                                           -------         -------          -------        -------
-------

Net income.....................................................         $   51,372      $   15,135       $   96,811     $   59,582
                                                                           =======         =======          =======        =======

Ratio of earnings from continuing
  operations to fixed charges..................................              3.24X           2.85X            3.19X          2.82X
                                                                           =======         =======          =======        =======




                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                            (in thousands of dollars)

                                                                                   June 30,       December 31,
                                                                                      2000            1999
                                                                                 ---------          ---------
ASSETS

Cash and cash equivalents............................................          $    168,248      $    132,914

Investments:
  Finance assets.....................................................             2,755,982         2,984,246
  Investment in leveraged leases.....................................               919,573           850,000
  Investment in operating leases, net of accumulated depreciation....                39,989            45,607
  Allowance for credit losses........................................               (76,713)          (80,655)
                                                                                  ---------         ---------

    Net investments..................................................             3,638,831         3,799,198
                                                                                  ---------         ---------

Assets held for sale.................................................               321,359           342,934
Investment in partnership............................................               166,656           167,071
Loans and advances to affiliates.....................................               963,830           362,012
Net assets of discontinued operations................................                     -           491,763
Other assets.........................................................               151,774            87,084
                                                                                  ---------         ---------

       Total assets..................................................          $  5,410,698      $  5,382,976
                                                                                  =========         =========

LIABILITIES

Senior notes payable due within one year.............................          $    786,325      $  1,044,573
Short-term notes payable to affiliates...............................                83,280            37,000
Accounts payable to affiliates.......................................               202,551           227,503
Accounts payable and accrued liabilities.............................               302,746           283,361
Deferred taxes.......................................................               581,903           526,838
Senior notes payable due after one year..............................             1,507,681         1,332,000
Long-term notes payable to affiliates................................               296,000           333,000
Subordinated notes payable...........................................               299,892           299,892
                                                                                  ---------         ---------

     Total liabilities...............................................             4,060,378         4,084,167
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital surplus......................................................               341,725            41,725
Retained earnings....................................................               962,595         1,211,084
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,350,320         1,298,809
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,410,698      $  5,382,976
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (unaudited)

                            (in thousands of dollars)

                                                                                   Six Months Ended June 30,

                                                                                ----------------------------

                                                                                      2000              1999
                                                                                      ----              ----
OPERATING ACTIVITIES

Income from continuing operations, net of taxes............................      $   96,811       $   83,549
Income from discontinued operations, net of taxes..........................               -              971
Loss on disposal of discontinued operations, net of tax benefit............              -           (24,938)
Adjustments to reconcile net income to cash provided by
 operating activities:
  Provision for credit losses..............................................          32,305           20,013
  Depreciation and amortization............................................           8,598           56,965
Increase in deferred taxes.................................................          55,065           48,669
(Increase) in other assets.................................................         (39,797)            (497)
Decrease in discontinued other assets......................................              -            71,425
(Decrease) in accounts payable to affiliates...............................         (24,952)         (82,066)
Increase in accounts payable and accrued liabilities.......................          19,385           29,591
Other, net.................................................................          (2,171)          (1,791)
                                                                                  ---------        ---------

Net cash provided by operating activities..................................         145,244          201,891
                                                                                  ---------        ---------

INVESTING ACTIVITIES

Proceeds and cash receipts from sale of discontinued operations............         512,780                -
Net proceeds from sale of credit card operations...........................         321,746                -
Investment in net finance assets...........................................      (1,500,729)        (430,288)
Investment in leveraged leases.............................................         (50,341)         (63,353)
Investment in operating leases.............................................               -             (510)
Investment in assets held for sale.........................................        (334,308)        (242,456)
Cash receipts collected under lease contracts, net of finance
  income recognized........................................................       1,662,513          529,687
Investment in mortgage service rights......................................               -           (9,719)
Loans and advances to affiliates, net......................................        (601,818)         239,497
Additions to equipment and leasehold improvements..........................          (1,166)          (5,213)
                                                                                  ---------        ---------

Net cash provided by investing activities..................................           8,677           17,645
                                                                                  ---------        ---------

FINANCING ACTIVITIES

Change in commercial paper borrowings, net.................................         256,000           10,800
Repayment of other short-term debt.........................................        (515,835)         (74,485)
Proceeds from senior notes.................................................         177,268                -
Change in loans from affiliates, net.......................................           9,280         (100,000)
Capital contribution from Pitney Bowes Inc.................................         300,000                -
Dividends paid to Pitney Bowes Inc.........................................        (345,300)         (42,500)
                                                                                  ---------        ---------

Net cash used in financing activities......................................        (118,587)        (206,185)
                                                                                  ---------        ---------
Increase in cash and cash equivalents......................................          35,334           13,351

Cash and cash equivalents at beginning of period...........................         132,914           19,154
                                                                                  ---------        ---------

Cash and cash equivalents at end of period.................................    $    168,248      $    32,505
                                                                                  =========        =========


Interest paid..............................................................    $     86,823      $    82,576
                                                                                  =========        =========

Income taxes (refunded) paid, net..........................................    $    (21,499)     $    49,374
                                                                                  =========        =========



                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

Note 1 -- General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2000 and December 31, 1999, and the results of operations for the three and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 --  Discontinued Operations

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company to ABN AMRO North America. The Company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.

Revenue of AMIC was $30.0 and $62.5 million for the three and six months ended June 30, 1999, respectively. Net interest expense allocated to AMIC's discontinued operations was $1.8 and $3.7 million for the three and six months ended June 30, 1999, respectively. Interest has been allocated based on AMIC's net intercompany borrowing levels charged at the Company's weighted average borrowing rate, offset by the interest savings the Company realized due to borrowings against AMIC escrow deposits as opposed to regular commercial paper borrowings. On June 30, 1999, the Company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC.

In the second quarter of 1999, the Company recorded a gain of approximately $9.3 million (net of taxes of $5.7 million) representing the excess proceeds received over the book value of the net Colonial Pacific Leasing Corporation ("CPLC") assets sold to General Electric Capital Corporation or otherwise disposed of, net of related transaction costs.

                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                           ---------------------------       ------------------------


                                                                 2000           1999            2000           1999
                                                                 ----           ----            ----           ----
    (Loss) income on AMIC discontinued operations....     $         -     $   (2,729)    $         -     $      971
    (Loss) on disposal of AMIC.......................               -       (34,200)               -        (34,200)
    Gain on sale of CPLC.............................               -         9,262                -          9,262
                                                              -------        -------         -------        -------
           Loss from discontinued operations              $         -     $ (27,667)     $         -     $  (23,967)
                                                              =======        =======         =======        =======


Operating results have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 1999. Net assets of discontinued operations have been separately classified in the Consolidated Balance Sheets at December 31, 1999. Cash flow impacts of discontinued operations have not been segregated in the Consolidated Statements of Cash Flow for the six months ended June 30, 1999.

                         PITNEY BOWES CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

Note 3 -- Finance Assets

The composition of the Company's finance assets is as follows:

                                                                                  June 30,        December 31,
           (in thousands of dollars)                                                2000              1999
                                                                                 ---------         ---------

            Lease finance receivables......................................      $2,825,963       $2,713,358
            Other finance receivables .....................................         263,168          539,499
                                                                                  ---------        ---------
              Total gross finance receivables..............................       3,089,131        3,252,857

            Unguaranteed residual valuation................................         362,930          415,079
                                                                                  ---------        ---------
              Total gross finance assets ..................................       3,452,061        3,667,936

            Initial direct costs deferred..................................          42,764           43,916
            Unearned income................................................        (738,843)        (727,606)
                                                                                  ---------        ---------
              Total finance assets.........................................      $2,755,982       $2,984,246
                                                                                  =========        =========


Note 4 -- Notes Payable

The composition of the Company's notes payable is as follows:

                                                                                  June 30,        December 31,
         (in thousands of dollars)                                                  2000              1999
                                                                                 ---------         ---------
         Senior Notes Payable:

           Commercial paper at the weighted average
             interest rate of 6.55% (5.55% in 1999)..........................    $  660,000       $  404,000
           Notes payable against bank lines of credit and others at a
             weighted average interest rate of 1.36% in 1999.................             -          457,255
           Other notes payable at a weighted average interest rate
             of 7.51% (7.50% in 1999)........................................         1,325            8,318
           Current installment of long-term debt due within one year at
              an interest rate of 5.95% (5.95% to 6.11% in 1999).............       125,000          175,000
                                                                                  ---------        ---------

            Total senior notes payable due within one year...................       786,325        1,044,573
            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% in both 2000 and 1999...........................     1,507,681        1,332,000
                                                                                  ---------        ---------

            Total senior notes payable.......................................     2,294,006        2,376,573
                                                                                  ---------        ---------

         Notes Payable to Affiliates:

            Due within one year at an interest rate of 5.38% in 2000 and 1999        83,280           37,000
            Due after one year at an interest rate of 5.38% in 2000 and 1999.       296,000          333,000
                                                                                  ---------        ---------

            Total notes payable to affiliates................................       379,280          370,000
                                                                                  ---------        ---------
         Subordinated Notes Payable:

            Non-interest bearing notes due Pitney Bowes Inc. ("PBI").........       299,892          299,892
                                                                                  ---------        ---------

         Total notes payable.................................................    $2,973,178       $3,046,465
                                                                                  =========        =========


                         PITNEY BOWES CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

Note 4 -- Notes Payable (continued)

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

   In July 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750 million. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D. At June 30, 2000, $625 million was available under the shelf registration including $375 million that was available under the related medium-term note program.

   Note 5 -- Business Segment Information

   The composition of the Company's segment revenue and operating profit is as follows:

                                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                                 ---------------------------           -------------------------

                                                                       2000           1999               2000              1999
                                                                       ----           ----               ----              ----
    (in thousands of dollars)
    Revenue:

      Internal Financing Division.............................   $  115,662     $  104,261         $  225,586        $  204,743
      Capital Services Division...............................       34,502         37,694             66,684            72,336
                                                                    -------        -------            -------           -------
           Total revenue for reportable segments..............   $  150,164     $  141,955         $  292,270        $  277,079
                                                                   ========       ========           ========          ========


    (in thousands of dollars)
    Operating Profit:

      Internal Financing Division.............................   $   62,827    $    53,482        $   118,719        $  107,385
      Capital Services Division...............................        8,367          7,302             14,138            10,856
                                                                     ------        -------            -------            ------
           Total operating profit for reportable segments.....   $   71,194    $    60,784        $   132,857        $  118,241
                                                                   ========      =========          =========           =======

   The Company fully allocates corporate charges to its individual divisions.


                         PITNEY BOWES CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

   Note 6 -- Accounting Pronouncements

   In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and amended in June 2000 by SFAS No. 138. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of this statement. SFAS No. 133, as amended is effective January 1, 2001 for the Company.

   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," summarizing guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Although the Company believes it is in compliance with this guidance in all material respects, the Company is currently evaluating its current revenue recognition policies to determine the impact, if any, of SAB No. 101. SAB No. 101 must be adopted in the fourth quarter of 2000.

   Note 7 -- Other Items

   As part of a strategic alliance with U.S. Bank, a division of U.S. Bancorp, on June 30, 2000 PBCC sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million. The Company expects to earn fees in connection with the strategic alliance with U.S. Bank. However, the Company will no longer originate credit card receivables and as a result will not earn direct finance income on those balances. The transaction is subject to post-closing adjustments.

                         PITNEY BOWES CREDIT CORPORATION

               ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        Results of Continuing Operations
           Second Quarter of 2000 Compared to Second Quarter of 1999
--------------------------------------------------------------------------------


  Finance income in the second quarter of 2000 increased 5.8 percent to $150.2 million compared to $142.0 million in 1999. Finance income for internal financing programs increased 10.9 percent to $115.7 million from $104.3 million primarily due to higher fee- and service-based income. Finance income for Capital Services financing programs decreased to $34.5 million from $37.7 million primarily due to lower investment levels.

  Selling, general and administrative ("SG&A") expenses decreased 19.8 percent to $26.9 million in the second quarter of 2000 compared to $33.5 million in 1999. The decrease was attributable to higher expense reimbursements pursuant to a revenue and expense sharing arrangement with a subsidiary of Pitney Bowes Inc. The decrease was also affected by the completion of the Company's regional consolidation project early in 2000. Expenses in 1999 included higher professional fees and outsourcing expenses related to consulting services in support of that project.

  Depreciation on operating leases was $1.0 million in the second quarter of 2000 compared to $1.1 million in 1999 reflecting a lower operating lease investment balance at June 30, 2000 compared to June 30, 1999.

  The provision for credit losses was $15.4 million for the second quarter of 2000 compared with $7.7 million in 1999. The increase is mainly due to the growth experienced in the Company's Small Business Solutions programs and not due to qualitative reasons.

  The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 1.83 percent at both June 30, 2000 and December 31, 1999. PBCC charged $36.3 million and $23.7 million against the allowance for credit losses in the first half of 2000 and 1999, respectively. The increase was due to higher write-offs recorded in connection with the growth of the Small Business Solutions programs referred to above. The write-offs were due to the increased volume of transactions and not to a change in portfolio quality.

  Interest expense was $31.7 million in the second quarter of 2000 compared with $32.8 million in 1999. The decrease reflects lower average borrowings in 2000, partially offset by higher interest rates. The effective interest rate on average borrowings was 6.51 percent for the second quarter of 2000 compared to
5.64 percent for the same period in 1999. The Company does not match fund its financing investments.

  The effective tax rate for the second quarter of 2000 was 27.8 percent compared with 29.6 percent for the same period of 1999. The decrease is primarily due to the impact of certain partnership leasing transactions.

  The Company's ratio of earnings from continuing operations to fixed charges was 3.24 times for the second quarter of 2000 compared with 2.85 times for the same period of 1999. The increase was mainly due to lower interest expense and the effect of higher earnings.

                        Results of Continuing Operation
               Six Months of 2000 Compared to Six Months of 1999
--------------------------------------------------------------------------------

  For the six months of 2000 compared to the same period of 1999, finance revenue increased 5.5 percent to $292.3 million, SG&A expenses decreased 2.3 percent to $58.0 million, depreciation and amortization decreased 42.2 percent to $8.6 million, the provision for credit losses increased 61.4 percent to $32.3 million, interest expense decreased 6.3 percent to $60.5 million and the provision for income taxes increased 3.9 percent to $36.0 million, generating an increase in income from continuing operations of 15.9 percent to $96.8 million.

  The factors that affected the change in each of the above income or expense items were essentially the same as those affecting the second quarter of 2000 versus 1999.

                         PITNEY BOWES CREDIT CORPORATION

                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Discontinued Operations

  On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company to ABN AMRO North America. The Company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments. See Note 2 to the Consolidated Financial Statements.

Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and amended in June 2000 by SFAS No. 138. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of this statement. SFAS No. 133, as amended, is effective January 1, 2001 for the company.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," summarizing guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Although the Company believes it is in compliance with this guidance in all material respects, the company is currently evaluating its current revenue recognition policies to determine the impact, if any, of SAB No. 101. SAB No. 101 must be adopted in the fourth quarter of 2000.

Liquidity and Capital Resources

  The Company's principal sources of funds are from operations and borrowings. PBCC uses a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 43 percent short-term and 57 percent long-term at June 30, 2000, and 45 percent short-term and 55 percent long-term at December 31, 1999. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 41 percent variable-rate and 59 percent fixed-rate at June 30, 2000, and 39 percent variable-rate and 61 percent fixed-rate at December 31, 1999. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. The Company had unused lines of credit and revolving credit facilities totaling $1.2 billion at June 30, 2000, largely supporting its commercial paper borrowings.

  As part of a strategic alliance with U.S. Bank, a division of U.S. Bancorp, on June 30, 2000 PBCC sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million. The Company expects to earn fees in connection with the strategic alliance with U.S. Bank. However, the Company will no longer originate credit card receivables and as a result will not earn direct finance income on those balances. The transaction is subject to post-closing adjustments.

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

                         PITNEY BOWES CREDIT CORPORATION

                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

  In July 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750 million. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D. Under this program in September 1999, the Company issued $125 million of 5.95 percent unsecured notes. The proceeds of these unsecured notes were used for general corporate purposes including the repayment of short-term debt. At June 30, 2000, $625 million was available under the shelf registration including $375 million that was available under the related medium-term note program.

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received is recognized as an adjustment to interest expense. The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company periodically enters into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At June 30, 2000 there were no foreign currency contracts outstanding.

  Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.

  Gross finance assets at the end of the second quarter of 2000 decreased 5.9 percent or $215.9 million from December 31, 1999. The decrease is principally due to the sale of the credit card receivables of approximately $322 million in June 2000, principally offset by higher asset-based investments in the mailing and copier programs. Overall levels of gross finance assets are in line with management's expectations.

 The Company's liquidity ratio (finance contracts receivable, including residuals, expected to be realized in cash over the next 12 months to current maturities of debt over the same period) was 1.85 times at June 30, 2000 and
1.80 times at December 31, 1999. The slight increase in the liquidity ratio is due to lower short-term debt levels and lower short-term receivables resulting from the sale of the credit card portfolio in June 2000.

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

                         PITNEY BOWES CREDIT CORPORATION

                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Regulatory Matters

     In January 2000, the U.S. Postal Services ("U.S.P.S.") issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

     o As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted.

     o Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in the year 2000 can be extended to December 31, 2001.

     Based on the proposed schedule, the Company believes that the phaseout of manually reset electronic meters will not cause adverse financial impact of the Company.

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

     During the period from May 1995 through March 31, 2000, PBI has submitted extensive comments to a series of proposed IBIP specifications issued by the U.S.P.S. In March 2000, the U.S.P.S. issued the latest set of proposed specifications, entitled "Performance Criteria for Information Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the "IBI Performance Criteria"). PBI has submitted comments to the IBI Performance Criteria.

     In March 2000, PBI received approval from the U.S.P.S. for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria ClickStamp(TM) Online. The personal computer version of this product is currently in the final phase of beta testing and is expected to be ready for market upon final approval from the U.S.P.S.

Forward - Looking Statements

     The Company wants to caution readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future) in this Form 10-Q or made by the Company management involve risks and uncertainties which may change based on various important factors. Words such as "estimate", "project", "plan", "believe", "expect" and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include, but are not limited to:

     o changes in postal regulations
     o timely development and acceptance of new products
     o success in gaining product approval in new markets where regulatory approval is required
     o successful entry into new markets
     o mailers'   utilization  of  alternative   means  of   communication   or
        competitors' products o our success at managing credit risk
     o changes in interest rates

                           PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

     In the course of normal business, the Company and PBI, its parent, are occasionally party to lawsuits. These may involve litigation by or against the Company and/or relating to, among other things:

o        contractual rights under vendor, insurance or other contracts
o        intellectual property or patent rights
o        equipment, service or payment disputes with customers
o        disputes with employees

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

b. No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PITNEY BOWES CREDIT CORPORATION

                                           By         /s/  DAVID KLEINMAN

                                                    ----------------------
                                                        David Kleinman
                                                  Vice President, Finance and
                                                  Chief Administrative Officer

                                                 (Principal Financial Officer)

Dated: August 14, 2000



                                           By      /s/  R. JEFFREY MACARTNEY
                                                    ----------------------
                                                     R. Jeffrey Macartney
                                                          Controller

                                                (Principal Accounting Officer)

Dated: August 14, 2000

                                   Exhibit (i)

  Computation of Ratio of Earnings from Continuing Operations to Fixed Charges
                            (in thousands of dollars)

                                        Three Months Ended June 30,         Six Months Ended June 30,
                                        --------------------------          -------------------------
                                             2000          1999(2)              2000          1999(2)
                                             ----          -------              ----          -------
Income from continuing operations
  before income taxes................   $  71,194        $  60,784         $ 132,857        $ 118,241
                                          -------          -------          --------         --------




Fixed charges:
  Interest on debt...................      31,716           32,781            60,465           64,561
  One third rent expense.............         114              157               214              308
                                          -------          -------          --------         --------

Total fixed charges..................      31,830           32,938            60,679           64,869
                                          -------          -------          --------         --------

Earnings from continuing operations
  before fixed charges...............   $ 103,024       $   93,722         $ 193,536        $ 183,110
                                          =======          =======          ========         ========

Ratio of earnings from continuing
  operations to fixed charges (1)....       3.24X            2.85X             3.19X            2.82X
                                          =======          =======          ========          =======






(1) The ratio of earnings from continuing operations to fixed charges is computed by dividing earnings from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest on debt and one third of rent expense as representative of the interest portion.

(2) Amounts reclassified to reflect AMIC as discontinued operations. Interest expense and the portion of rent representative of the interest factor of this discontinued operation have been excluded from fixed charges in the computation. Including these amounts in fixed charges, but excluding subsidiary disposition gain and loss, the ratio of earnings to fixed charges would have been 2.77 times and 2.93 times for the three and six months ended June 30, 1999, respectively.