Form 10-Q
period 2000-09-30
PITNEY BOWES CREDIT CORP
filed 2000-11-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 (203) 922-4000

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 31, 2000, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION

            Part I -- FINANCIAL INFORMATION

                ITEM 1.-- FINANCIAL STATEMENTS
                    Consolidated Statements of Income:
                      Three and Nine Months Ended September 30, 2000 and 1999.............................        3
                    Consolidated Balance Sheets:
                      At September 30, 2000 and December 31, 1999.........................................        4
                    Consolidated Statements of Cash Flow:
                      Nine Months Ended September 30, 2000 and 1999.......................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................       10


            Part II -- OTHER INFORMATION

                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       14

                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       14

                SignatureS................................................................................       15


                Exhibit (i)-- Computation of Ratio of Earnings from Continuing
                    Operations to Fixed Charges...........................................................       16
                Exhibit (ii)-- Financial Data Schedule....................................................       17



                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS

                         PITNEY BOWES CREDIT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                            (in thousands of dollars)

                                                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                                                   -------------------------------   -------------------------------

                                                                              2000            1999             2000           1999
                                                                              ----            ----             ----           ----
Revenue:
  Finance income...............................................          $ 142,437       $ 140,119        $ 434,707      $ 417,197
                                                                           -------         -------          -------        -------


Expenses:
  Selling, general and administrative..........................             26,874          29,833           84,919         89,214
  Interest, net................................................             28,303          26,606           88,768         91,167
  Provision for credit losses..................................              9,208           8,030           41,513         28,043
  Depreciation and amortization................................              3,451           7,427           12,049         22,309
                                                                           -------          -------          -------        -------

    Total expenses.............................................             67,836          71,896           227,249        230,733
                                                                           -------          -------          -------        -------
------

Income from continuing operations before income taxes..........             74,601          68,223           207,458        186,464
Provision for income taxes.....................................             19,947          14,783            55,993         49,475
                                                                           -------          -------          -------        -------
-------

Income from continuing operations..............................             54,654          53,440           151,465        136,989

Discontinued operations:
  Income from discontinued operations, net of taxes of $177....                  -               -                 -            971
  Loss on disposal of discontinued operations, net of tax
    benefits of $17,062........................................                  -               -                 -        (24,938)
                                                                           -------          -------          -------        -------
-------

Net income.....................................................         $   54,654      $   53,440        $  151,465     $  113,022
                                                                           =======         =======          ========       ========
Ratio of earnings from continuing
   operations to fixed charges.................................              3.63X           3.55X             3.33X          3.04X
                                                                           =======         =======           =======        =======




                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                            (in thousands of dollars)

                                                                                September 30,     December 31,

                                                                                    2000              1999
                                                                                 ---------          ---------
ASSETS

Cash and cash equivalents............................................         $     166,938   $       132,914

Investments:
  Finance assets.....................................................             2,781,408         2,984,246
  Investment in leveraged leases.....................................               958,559           850,000
  Investment in operating leases, net of accumulated depreciation....                39,996            45,607
  Allowance for credit losses........................................               (71,530)          (80,655)
                                                                                  ---------         ---------

    Net investments..................................................             3,708,433         3,799,198
                                                                                  ---------         ---------

Assets held for sale.................................................               302,600           342,934
Investment in partnership............................................               166,477           167,071
Loans and advances to affiliates.....................................               968,450           362,012
Net assets of discontinued operations................................                     -           491,763
Other assets.........................................................               112,547            87,084
                                                                                  ---------         ---------

       Total assets..................................................          $  5,425,445      $  5,382,976
                                                                                  =========         =========

LIABILITIES

Senior notes payable due within one year.............................          $    831,010      $  1,044,573
Short-term notes payable to affiliates...............................                76,680            37,000
Accounts payable to affiliates.......................................               208,802           227,503
Accounts payable and accrued liabilities.............................               320,587           283,361
Deferred taxes.......................................................               602,896           526,838
Senior notes payable due after one year..............................             1,407,254         1,332,000
Long-term notes payable to affiliates................................               296,000           333,000
Subordinated notes payable...........................................               299,892           299,892
                                                                                  ---------         ---------

     Total liabilities...............................................             4,043,121         4,084,167
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital surplus......................................................               341,725            41,725
Retained earnings....................................................               994,599         1,211,084
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,382,324         1,298,809
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,425,445      $  5,382,976
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (unaudited)

                            (in thousands of dollars)

                                                                              Nine Months Ended September 30,
                                                                              ------------------------------

                                                                                      2000              1999
                                                                                      ----              ----
OPERATING ACTIVITIES

Income from continuing operations, net of taxes............................     $   151,465       $  136,989
Income from discontinued operations, net of taxes..........................               -              971
Loss on disposal of discontinued operations, net of tax benefits...........              -           (24,938)
Adjustments to reconcile net income to cash provided by
 operating activities:
  Provision for credit losses..............................................         41,513            28,043
  Depreciation and amortization............................................         12,049            65,345
  Increase in other assets.................................................         (2,374)          (14,439)
  Decrease in discontinued other assets....................................              -            80,885
  Decrease in accounts payable to affiliates...............................        (18,701)          (78,330)
  Increase in accounts payable and accrued liabilities.....................         37,226            95,623
Other, net.................................................................        (15,520)           (4,398)
                                                                                  ---------        ---------

Net cash provided by operating activities..................................        281,716           350,143
                                                                                  ---------        ---------

INVESTING ACTIVITIES

Proceeds and cash receipts from sale of discontinued operations............        512,780                 -
Net proceeds from sale of credit card operations...........................        321,746                 -
Investment in net finance assets...........................................       (549,081)         (550,751)
Investment in leveraged leases.............................................        (81,686)          (63,576)
Investment in operating leases.............................................           (324)             (552)
Investment in assets held for sale.........................................       (390,213)         (290,915)
Cash receipts collected under lease contracts, net of finance
  income recognized........................................................        750,418           613,938
Investment in mortgage service rights......................................              -           (21,800)
Loans and advances to affiliates, net......................................       (606,438)          244,953
Additions to equipment and leasehold improvements..........................         (1,315)           (4,228)
                                                                                  ---------        ---------

Net cash used in investing activities......................................        (44,113)          (72,931)
                                                                                  ---------        ---------

FINANCING ACTIVITIES

Change in commercial paper borrowings, net.................................        325,525            20,825
Change in other short-term debt, net.......................................       (516,102)          (52,999)
Proceeds from senior notes.................................................        177,268           125,000
Proceeds from short-term loan to affiliate.................................         39,680                 -
Repayment of senior notes..................................................       (125,000)         (200,000)
Repayment of loan from affiliates..........................................        (37,000)         (100,000)
Capital contribution from Pitney Bowes Inc.................................        300,000                 -
Dividends paid to Pitney Bowes Inc.........................................       (367,950)          (63,750)
                                                                                 ---------         ---------

Net cash used in financing activities......................................       (203,579)         (270,924)
                                                                                 ---------         ---------


Increase in cash and cash equivalents......................................         34,024             6,288

Cash and cash equivalents at beginning of period...........................        132,914            19,154
                                                                                  ---------        ---------

Cash and cash equivalents at end of period.................................    $   166,938       $    25,442
                                                                                  =========        =========

Interest paid..............................................................    $   137,528       $   124,692
                                                                                  =========        =========
Income taxes refunded, net.................................................    $   (50,869)      $   (47,486)
                                                                                  =========        =========

                 See Notes to Consolidated Financial Statements


                         PITNEY BOWES CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

Note 1 -- General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2000 and December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 --  Discontinued Operations

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company to ABN AMRO North America. The Company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.

Revenue of AMIC was $26.3 million and $88.8 million for the three and nine months ended September 30, 1999. Net interest expense allocated to AMIC's discontinued operations was $0.8 million and $4.5 million for the three and nine months ended September 30, 1999. Interest has been allocated based on AMIC's net intercompany borrowing levels charged at the Company's weighted average borrowing rate, offset by the interest savings the Company realized due to borrowings against AMIC's escrow deposits as opposed to regular commercial paper borrowings. On June 30, 1999, the Company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC.

In the second quarter of 1999, the Company recorded a gain of approximately $9.3 million (net of taxes of $5.7 million) representing the excess proceeds received over the book value of the net assets of Colonial Pacific Leasing Corporation sold to General Electric Capital Corporation, net of related transaction costs.

                                                                        Nine Months Ended September 30,

                                                                                2000            1999
                                                                                ----            ----
          Income on AMIC discontinued operations..............             $       -       $     971
          Loss on disposal of AMIC............................                     -         (34,200)
          Gain on sale of CPLC................................                     -           9,262
                                                                            --------         -------
                 Loss from discontinued operations                         $       -       $ (23,967)
                                                                            ========         ========




Operating results have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the nine months ended September 30, 1999. Net assets of discontinued operations have been separately classified in the Consolidated Balance Sheets at December 31, 1999. Cash flow impacts of discontinued operations have not been segregated in the Consolidated Statements of Cash Flow for the nine months ended September 30, 1999.

                         PITNEY BOWES CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

Note 3 -- Finance Assets

The composition of the Company's finance assets is as follows:

                                                                               September 30,     December 31,
           (in thousands of dollars)                                               2000              1999
                                                                                 ---------         ---------

            Lease finance receivables......................................      $2,851,047       $2,713,358
            Other finance receivables .....................................         267,835          539,499
                                                                                  ---------        ---------

              Total gross finance receivables..............................       3,118,882        3,252,857
            Unguaranteed residual valuation................................         364,727          415,079
                                                                                  ---------        ---------

              Total gross finance assets ..................................       3,483,609        3,667,936
            Initial direct costs deferred..................................          42,651           43,916
            Unearned income................................................        (744,852)        (727,606)
                                                                                  ---------        ---------

              Total finance assets.........................................      $2,781,408       $2,984,246
                                                                                  =========        =========


Note 4 -- Notes Payable

The composition of the Company's notes payable is as follows:

                                                                               September 30,     December 31,
         (in thousands of dollars)                                                 2000              1999
                                                                                 ---------         ---------
         Senior Notes Payable:

           Commercial paper at the weighted average
             interest rate of 6.52% (5.55% in 1999)..........................    $  729,525       $  404,000
           Notes payable against bank lines of credit and others at a
             weighted average interest rate of 1.36% in 1999.................             -          457,255
           Other notes payable at a weighted average interest rate
             of 7.51% (7.50% in 1999)........................................         1,485            8,318
           Current installment of long-term debt due within one year at
              an interest rate of 6.78% (5.95% to 6.11% in 1999).............       100,000          175,000
                                                                                  ---------        ---------

            Total senior notes payable due within one year...................       831,010        1,044,573
            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% in both 2000 and 1999...........................     1,407,254        1,332,000
                                                                                  ---------        ---------

            Total senior notes payable.......................................     2,238,264        2,376,573
                                                                                  ---------        ---------

         Notes Payable to Affiliates:

            Due within one year at an interest rate of 5.38% in 2000 and 1999        76,680           37,000
            Due after one year at an interest rate of 5.38% in 2000 and 1999.       296,000          333,000
                                                                                  ---------        ---------

            Total notes payable to affiliates................................       372,680          370,000
                                                                                  ---------        ---------
         Subordinated Notes Payable:

            Non-interest bearing notes due Pitney Bowes Inc. ("PBI").........       299,892          299,892
                                                                                  ---------        ---------

         Total notes payable.................................................    $2,910,836       $3,046,465
                                                                                  =========        =========

   Interest expense, net on the income statement is shown net of interest income earned on loans made to the Company's parent, Pitney Bowes Inc, and to other affiliates. Interest income was $18.8 million and $41.5 for the three and nine months ended September 30, 2000, respectively, and $11.6 million and $29.8 million for the three and nine months ended September 30, 1999, respectively.

                         PITNEY BOWES CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

   Note 4 -- Notes Payable (continued)

   On April 19, 2000, certain partnerships controlled by affiliates of the Company issued a total of $134 million of Series A and Series B Secured Fixed Rate Senior Notes (the "Notes"). The Notes are due in 2003 and bear interest at 7.44 percent. The proceeds from the Notes were used to purchase subordinated debt obligations from PBI ("PBI Obligations"). The PBI Obligations have a principal amount of $134 million and are due in 2010. The PBI Obligations bear an interest rate of 8.07 percent for the first three years and reset in May 2003 and each third anniversary of the first reset date.

   On March 31, 2000, PBCC issued $43.3 million of 7.52 percent senior notes to various holders maturing on January 10, 2012. The proceeds from these notes were used to pay down commercial paper.

   In July 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to offer, in one or more series, its unsecured debt securities at an aggregate initial offering price not to exceed $750 million. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D. At September 30, 2000, $625 million was available under the shelf registration including $375 million that was available under the related medium-term note program.

   Note 5 -- Business Segment Information

   The composition of the Company's segment revenue and operating profit is as follows:

                                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                                                       2000           1999               2000              1999
                                                                       ----           ----               ----              ----
    (in thousands of dollars)
    Revenue:

      Internal Financing Division.............................   $  105,618     $  103,318         $  331,204        $  308,060
      Capital Services Division...............................       36,819         36,801            103,503           109,137
                                                                    -------        -------            -------           -------
           Total revenue......................................   $  142,437     $  140,119         $  434,707        $  417,197
                                                                   ========       ========           ========          ========


    (in thousands of dollars)
    Income from continuing operations
     before income taxes:

       Internal Financing Division............................   $   62,569    $    63,417        $   181,288        $  170,802
       Capital Services Division..............................       12,032          4,806             26,170            15,662
                                                                     ------        -------            -------           -------
           Total income from continuing operations
           before income taxes................................   $   74,601    $    68,223        $   207,458        $  186,464
                                                                   ========       ========           ========         =========

   The Company fully allocates corporate expenses to its individual divisions.


                         PITNEY BOWES CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

   Note 6 -- Accounting Pronouncements

   In September 2000, Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ending December 31, 2000. The Company is currently evaluating the impact, if any, of adopting the statement.

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended in June 2000 by SFAS No. 138, was issued. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of this statement. SFAS No. 133, as amended, is effective January 1, 2001 for the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," summarizing guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Although the Company believes it is in compliance with this guidance in all material respects, the Company is currently evaluating its current revenue recognition policies to determine the impact, if any, of SAB No. 101. SAB No. 101 is effective for the fourth quarter of 2000.

   Note 7 -- Other Matters

   As part of a strategic alliance with U.S. Bank, a division of U.S. Bancorp, on June 30, 2000 PBCC sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million. The Company expects to earn fees in connection with the strategic alliance with U.S. Bank. However, the Company will no longer originate credit card receivables and as a result will not earn finance income on those balances. The transaction is subject to post-closing adjustments.

                         PITNEY BOWES CREDIT CORPORATION

                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Income from continuing operations for the nine months ending September 30, 2000 increased $14.5 million (10.6%) to $151.5 million compared with $137.0 million for the same period of 1999. The improvement was largely attributable to growth in the Company's internal financing segment and higher fee- and service-based income.

As part of a strategic alliance with U.S. Bank, a division of U.S. Bancorp, on June 30, 2000 PBCC sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million. The Company expects to earn fees in connection with the strategic alliance with U.S. Bank. However, the Company is no longer originating credit card receivables and as a result will not be earning finance income on those balances. The transaction is subject to post-closing adjustments.

Results from Continuing Operations

Finance income from all sources increased $17.5 million (4.2%) to $434.7 million for the first nine months of 2000 compared with $417.2 million for the first nine months of 1999. The net increase primarily reflects a combination of portfolio growth in the internal financing segment coupled with higher fee- and service-based revenue from the Company's Small Business Solutions programs.

Selling, general and administrative ("SG&A") expenses decreased $4.3 million (4.8%) to $84.9 million for the first nine months of 2000 compared with $89.2 million for the first nine months of 1999. The decrease reflects the completion of the Company's regional consolidation project early in 2000.

Interest expense, net decreased $2.4 million (2.6%) to $88.8 million for the first nine months of 2000 compared with $91.2 million for the first nine months of 1999. The decrease reflects lower average borrowings in 2000, partially offset by higher interest rates. The effective interest rate on average borrowings was 6.73 percent for the first nine months of 2000 compared to 5.61 percent for the first nine months of 1999. The Company does not match fund its financing investments.

The provision for credit losses increased $13.5 million (48.0%) to $41.5 million for the first nine months of 2000 compared with $28.0 million for the first nine months of 1999. The increase is mainly due to the high growth experienced in the Company's Small Business Solutions programs.

Depreciation of equipment under operating leases was $3.4 million and $3.7 million for the nine months ended September 30, 2000 and 1999, respectively. This reflects a lower operating lease investment balance at September 30, 2000 compared with September 30, 1999.

Provisions for income taxes on continuing operations were $56.0 million (an effective tax rate of 27.0%) for the first nine months of 2000 compared to $49.5 million (an effective tax rate of 26.5%) for the first nine months of 1999.

Operating Segments

Revenue and operating profit for the Company, by operating segment, for the three and nine months ended September 30, 2000 and 1999 are summarized below.

                                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                                           -------------------------------   -------------------------------
                                                                       2000           1999              2000           1999
                                                                       ----           ----              ----           ----
(in thousands of dollars)
Revenue:


  Internal Financing Division.................................   $  105,618     $  103,318        $  331,204     $  308,060
  Capital Services Division...................................       36,819         36,801           103,503        109,137
                                                                    -------        -------           -------        -------
       Total revenue..........................................   $  142,437     $  140,119        $  434,707     $  417,197
                                                                   ========       ========          ========       ========


(in thousands of dollars)
Income from continuing operations
   before income taxes:

  Internal Financing Division.................................   $   62,569    $    63,417       $   181,288     $  170,802
  Capital Services Division...................................       12,032          4,806            26,170         15,662
                                                                     ------        -------           -------        -------
       Total income from continuing operations
       before income taxes....................................   $   74,601    $    68,223       $   207,458    $   186,464
                                                                   ========      =========         =========      =========


                         PITNEY BOWES CREDIT CORPORATION

                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Segments (continued)

Internal financing revenue increased 7.5 percent and income from continuing operations before income taxes increased 6.1 percent for the first nine months of 2000 compared to the first nine months of 1999. The increase in revenue was mainly due to higher earning asset levels and higher fee-based income attributable to Small Business Solutions programs. Operating profit growth was slower than revenue growth due to higher credit loss provisions to support the growth in Small Business Solutions programs.

Capital services financing revenue decreased 5.2 percent while operating profit increased 67.1 percent for the first nine months of 2000 compared to the first nine months of 1999. The decrease in revenue reflects the Company's ongoing effort to reduce reliance on investment levels in the capital services portfolio. This was offset by reduced interest and depreciation and amortization costs reflected in the net increase in income from continuing operations before income taxes. The Company continues to pursue a strategy of selective asset sales and limited new investments.

Discontinued Operations

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company to ABN AMRO North America. The Company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments. See Note 2 to the Consolidated Financial Statements.

Portfolio Quality

Finance assets represent the Company's largest asset and its primary source of revenue. The Company's finance assets at September 30, 2000 decreased approximately $0.2 billion to approximately $2.8 billion from approximately $3.0 billion at the end of 1999. This was primarily due to the sale of its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations.

Lease finance receivables represent the Company's expected future rental payments on its finance leases and at September 30, 2000 amounted to $2.9 billion compared to $2.7 billion at December 31, 1999. The increase is mainly attributable to growth experienced in the Company's internal leasing portfolios.

Other finance receivables represent the amount invested in the Company's Small Business Solutions programs, including its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations that were sold during June 2000. The balance of other finance receivables at September 30, 2000 was $267.8 million compared to $539.5 million at December 31, 1999. The decrease reflects the sale of the Company's credit card operations referred to above.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 1.65 percent at September 30, 2000 and 1.83 percent at December 31, 1999. PBCC charged $50.6 million and $56.7 million against the allowance for credit losses in the first nine months of 2000 and 1999, respectively.

Financial Position

Total assets of the Company remained relatively fixed at $5.4 billion at both September 30, 2000 and December 31, 1999. However, the balance at September 30, 2000 reflects the disposal of $491.8 million of net assets of discontinued operations and the sale of the Company's credit card operations, which were offset by loans made to the Company's parent and other affiliates.

                         PITNEY BOWES CREDIT CORPORATION

                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

It is the Company's policy not to restate prior year balance sheets when segregating assets of discontinued operations in a given year. Accordingly, the Company's Statement of Cash Flows in that year includes the effect of changes in assets and liabilities of discontinued operations, as a component of the appropriate category of cash flow.

PBCC's cash and cash equivalents increased by $34.0 million to $166.9 million at September 30, 2000 compared to $132.9 million at December 31, 1999. The increase reflects the growth experienced in the Company's Reserve AccountSM program. Under this program, customers prepay for postage and earn interest on their deposits in the form of free postage. Net cash provided from operating activities amounted to $281.7 million during the first nine months of 2000, compared to $350.1 million during the same period of 1999. The decrease in cash from operating activities compared with last year is largely attributable to the inclusion of operations from the Company's mortgage service subsidiary, AMIC, in cash flow for the first nine months of 1999. The Company sold AMIC on January 14, 2000. Net cash used in investing activities amounted to $44.1 million during the first nine months of 2000, compared to $72.9 million during the same period of 1999. The decrease is mainly due to the receipt of proceeds from the sales of AMIC and the credit card portfolio during 2000, partly offset by the lending of a portion of the proceeds to PBI and other affiliates. Net cash used in financing activities amounted to $203.6 million during the first nine months of 2000, compared to $270.9 million during the same period of 1999.

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 45 percent short-term and 55 percent long-term at both September 30, 2000 and December 31, 1999. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 45 percent variable-rate and 55 percent fixed-rate at September 30, 2000, and 39 percent variable-rate and 61 percent fixed-rate at December 31, 1999. The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. The Company had unused lines of credit and revolving credit facilities totaling $1.2 billion at September 30, 2000, largely supporting its commercial paper borrowings.

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("interest rate swaps") and foreign currency exchange forward contracts ("foreign currency contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received is recognized as an adjustment to interest expense. The interest differential on the swap will be offset against changes in valuation of the assets resulting from interest rate movements. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. The Company periodically enters into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At September 30, 2000 there were no foreign currency contracts outstanding.

Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.

The Company will continue to use cash to invest in finance assets with emphasis on internal leasing transactions and select investment in capital services programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of capital services financing activity, capital requirements for new business initiatives, intercompany loans, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to be provided from commercial paper and intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

                         PITNEY BOWES CREDIT CORPORATION

                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Matters

In 2000, the U.S. Postal Services ("U.S.P.S.") issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

o As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted.

o Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in the year 2000 can be extended to December 31, 2001.

In August of 2000, the U.S.P.S. also issued a proposal to cease placements of non-digital, or letterpress, meters as follows:

o New placements of non-digital meters with a "timeout" feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 2003.

o New placements of non-digital meters without the "timeout" feature are no longer permitted after June 2001.

PBI has submitted comments to the U.S.P.S. proposed schedules described above. Based on the proposed schedules PBI believes that the phaseout of manually reset electronic meters or non-digital meters will not cause material adverse financial impact on PBI.

In May 1995, the U.S.P.S. publicly announced its concept of its Information Based Indicia Program ("IBIP") for future postage evidencing devices. As initially stated by the U.S.P.S., the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhanced postal revenue security and supported expanded U.S.P.S. value-added services to mailers.

During the period from May 1995 through May 2000, PBI has submitted extensive comments to a series of proposed IBIP specifications issued by the U.S.P.S. In March 2000, the U.S.P.S. issued the latest set of proposed specifications, entitled "Performance Criteria for Information Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the "IBI Performance Criteria"). PBI has submitted comments to the IBI Performance Criteria. In September and October 2000, the U.S.P.S. issued further proposed regulations regarding postage evidencing systems using Information Based Indicia, titled "Refunds and Exchanges" and "Production, Distribution and Use of Postal Security Devices and Information-Based Indicia." The Company will be submitting comments regarding those proposed regulations.

In March 2000, PBI received approval from the U.S.P.S. for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria, ClickStamp(TM) Online.

Forward - Looking Statements

The Company cautions readers that any forward-looking statements (those which talk about the Company's or management's current expectations as to the future) in this Form 10-Q or made by the Company management involve risks and uncertainties which may change based on various important factors. Words such as "estimate", "project", "plan", "believe", "expect" and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include, but are not limited to:

o    changes in postal regulations
o    timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required o successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o    the  Company's  success  at  managing  customer  credit  risk
o    changes in interest rates

                           PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

     In the course of normal business, the Company and PBI, its parent, are occasionally party to lawsuits. These may involve litigation by or against the Company relating to, among other things:

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

b.       No reports on Form 8-K were filed during the quarter ended September 30, 2000.



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

                                           PITNEY BOWES CREDIT CORPORATION

                                           By         /s/  DAVID KLEINMAN

                                                    ----------------------
                                                        David Kleinman
                                                  Vice President, Finance and
                                                  Chief Administrative Officer
                                                 (Principal Financial Officer)

Dated: November 14, 2000



                                           By      /s/  MICHAEL C. COSTELLO
                                                    ----------------------
                                                      Michael C. Costello
                                                          Controller
                                                 (Principal Accounting Officer)

Dated: November 14, 2000

                                   Exhibit (i)

  Computation of Ratio of Earnings from Continuing Operations to Fixed Charges
                            (in thousands of dollars)

                                   Three Months Ended September 30,          Nine Months Ended September 30,
                                   --------------------------------          -------------------------------
                                             2000             1999                  2000             1999(2)
                                             ----             ----                  ----             -------

Income from continuing operations

  before income taxes................   $  74,601        $  68,223             $ 207,458           $ 186,464
                                          -------          -------              --------            --------




Fixed charges:
  Interest on debt...................      28,303           26,606                88,768              91,167
  One third rent expense.............          93              148                   307                 456
                                          -------          -------              --------            --------

Total fixed charges..................      28,396           26,754                89,075              91,623
                                          -------          -------              --------            --------

Earnings from continuing operations
  before fixed charges...............   $ 102,997       $   94,977             $ 296,533           $ 278,087
                                          =======          =======              ========            ========

Ratio of earnings from continuing
  operations to fixed charges (1)....       3.63X            3.55X                 3.33X               3.04X
                                          =======          =======              ========            ========






(1) The ratio of earnings from continuing operations to fixed charges is computed by dividing earnings from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest on debt and one third of rent expense as representative of the interest portion.

(2) Amounts reclassified to reflect AMIC as discontinued operations. Interest expense and the portion of rent representative of the interest factor of this discontinued operation have been excluded from fixed charges in the computation. Including these amounts in fixed charges, but excluding subsidiary disposition gain and loss, the ratio of earnings to fixed charges would have been 2.58 times for the nine months ended September 30, 1999.