Form 10-K
period 2000-12-31
PITNEY BOWES CREDIT CORP
filed 2001-03-30
CIK 768170

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                               ------------------


                                    FORM 10-K

                               ------------------


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by non-affiliates of th Registrant at March 23, 2001: None

As of March 23, 2001, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT



                         PITNEY BOWES CREDIT CORPORATION

            Part I

                 Item 1.-- Business................................................................       3
                 Item 2.-- Properties..............................................................       7
                 Item 3.-- Legal proceedings.......................................................       7
                 Item 4.-- Submission of matters to a vote of security holders.....................       7

            Part II

                 Item 5.-- Market for the registrant's common equity and related
                               stockholder matters.................................................       7
                 Item 6.-- Selected financial data.................................................       8
                 Item 7.-- Management's discussion and analysis of financial
                               condition and results of operations.................................       9
                 Item 7A. -- Quantitative and qualitative disclosures about market risk............      13
                 Item 8.-- Financial statements and supplementary data.............................      14
                 Item 9.-- Changes in and disagreements with accountants on
                               accounting and financial disclosure.................................      38

            Part III

                 Item 10.-- Directors and executive officers of the registrant.....................      38
                 Item 11.-- Executive compensation.................................................      38
                 Item 12.-- Security ownership of certain beneficial owners and
                               management..........................................................      38
                 Item 13.-- Certain relationships and related transactions.........................      38

            Part IV

                 Item 14.-- Exhibits, financial statement schedules and reports on Form 8-K........      39
                 Index to exhibits.................................................................      39
                 Signatures........................................................................      42


                         PITNEY BOWES CREDIT CORPORATION

                                     PART I

                               ITEM 1. -- BUSINESS

GENERAL

Pitney Bowes Credit Corporation (the "Company" or "PBCC") operates primarily in the United States and is a wholly-owned subsidiary of Pitney Bowes Inc. ("PBI" or "Pitney Bowes"). As such, the Company is part of PBI's Global Mailing, Enterprise Solutions and Capital Services segments. The Company is principally engaged in the business of providing lease financing for PBI products as well as other financial services to the capital services markets.

The Internal Financing Division ("IFD") of PBCC provides marketing support to PBI. Equipment financed for the IFD lease financing programs includes mailing, paper handling and shipping equipment and scales. Transaction sizes generally range from $500 to $500,000, although historically most transactions have occurred in the $1,000 to $10,000 range, with lease terms generally from 36 to 60 months. As part of its focus on small business solutions, the Company offers various products targeted toward the small business owner. IFD also offers customers convenient alternatives for the purchase of postage. Purchase Power(R) offers customers a revolving credit facility for postage purchases, while the Reserve Account allows customers to prepay for postage and earn interest on their deposits in the form of free postage. PBCC earns income on transaction fees as well as interest on balances from customers choosing to use the credit facility.

As part of a strategic alliance with U.S. Bank, a division of U.S. Bancorp, on June 30, 2000 PBCC sold its PitneyWorksSM Business Rewards Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million. The Company expects to earn fees in connection with the strategic alliance with U.S. Bank. However, the Company is no longer originating credit card receivables and as a result will not be earning finance income on those balances.

PBCC's Capital Services Division ("CSD") operates in the commercial and industrial market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. Products financed through Capital Services Division financing programs include commercial and non-commercial aircraft, transportation equipment, railcars and locomotives, and high-technology equipment such as data processing and communications equipment. Transaction sizes (other than aircraft leases) generally range from $150,000 to several million dollars, with original lease terms generally from 7 to 21 years. Aircraft transaction sizes range up to $21 million for non-commercial aircraft and up to $52 million for commercial aircraft. Original lease terms are generally up to ten years for non-commercial aircraft and from 20 to 24 years for commercial aircraft. The Company has also participated in leveraged lease transactions including ten commercial aircraft leveraged lease transactions with a net investment of $302.4 million at December 31, 2000. The Company's Capital Services Division also participates in fee-based programs and in certain other types of financial transactions including sales of lease transactions, certain project financings and portfolio servicing.

PBCC's Capital Services Division is also responsible for managing Pitney Bowes Real Estate Financing Corporation ("PREFCO"), a wholly-owned subsidiary of PBCC providing lease financing for commercial real estate properties. Both PBCC and Pitney Bowes have provided capital for PREFCO's investments.

On December 11, 2000, Pitney Bowes announced that its Board of Directors approved a formal plan to spin-off its Office Systems business to stockholders as an independent, publicly-traded company. The transaction is expected to be completed by the end of the third quarter of 2001. Office Systems includes the copier and facsimile businesses. For the year ended December 31, 2000 operating results of Office Systems have been segregated and treated as discontinued operations by Pitney Bowes. Accordingly, copier and facsimile financing is being reported by PBCC as a component of Capital Services. Prior years' information has been reclassified to conform to current year presentation. Equipment financed by former PBI subsidiaries Dictaphone and Monarch is also reported as a component of Capital Services.

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly-owned subsidiary of the Company, to ABN AMRO North America. The Company received approximately $484 million in cash at closing. Accordingly, operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to reflect this presentation. In connection with the sale, the Company recorded a loss of approximately $27.6 million (net of taxes of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments. See
Note 2 to the CONSOLIDATED  FINANCIAL STATEMENTS.

On October 30, 1998, Colonial Pacific Leasing Corporation ("CPLC"), a wholly-owned subsidiary of the Company transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation ("GECC"), a subsidiary of the General Electric Company. The Company received approximately $790 million at closing. In connection with this transaction, the Company recorded a gain of approximately $3.7 million (net of taxes of $2.0 million) for the year ended December 31, 1999. This gain resulted from the settlement of post-closing adjustments in 1999 related to the sale, offset by the cost of settlement with regard to a dispute with GECC over certain assets that were included in the sale. See Note 2 to the CONSOLIDATED FINANCIAL
STATEMENTS

Substantially all lease financing is done through direct finance leases whereby PBCC recovers its costs plus a return on investment over the initial, non-cancelable term of the contract. The Company has also entered into leveraged and operating lease structures.

The Company's gross finance assets (see Note 3 to CONSOLIDATED FINANCIAL STATEMENTS) outstanding for the Internal Financing and Capital Services programs at December 31, 1996 through 2000 are presented in ITEM 6 - SELECTED FINANCIAL DATA. Total Company gross finance assets at December 31, 2000 were $3.5 billion, of which approximately 62 percent was related to mailing, paper handling and shipping products, 9 percent to postage payment programs receivables, 8 percent to copier and office equipment, 6 percent to commercial aircraft, 3 percent to mining and manufacturing products, 2 percent to railcars and 2 percent to transportation equipment. Total investment in finance assets amounted to $2.8 billion in 2000 and $3.0 billion in 1999. Capital Services programs accounted for 13 percent of gross finance contracts acquired in 2000 compared to 14 percent in 1999.

At December 31, 2000,  PBCC's largest customer  accounted for $77.0 million,  or
2.4 percent of gross finance receivables, and the Company's ten largest customers accounted for $479.1 million in gross finance receivables, or 15.1 percent of the receivable portfolio.

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

PBCC bases credit decisions primarily on a customer's financial strength. However, with the Company's Capital Services programs, collateral values may also be considered.

CREDIT EXPERIENCE

The percentage of receivables over 30 days delinquent was 4.6 percent at December 31, 2000 and 4.7 percent at December 31, 1999 and 1998.

PBCC has charged against the allowance for credit losses $62.3 million, $85.8 million and $66.8 million in 2000, 1999 and 1998, respectively. The decrease in 2000 is attributable to write-offs in 1999 related to accounts retained in the sale of CPLC in 1998. For further information see Note 6 to the CONSOLIDATED FINANCIAL STATEMENTS.

RELATIONSHIP WITH PITNEY BOWES INC.

PBCC is PBI's domestic finance subsidiary and provides the largest financing support for PBI's Global Mailing, Enterprise Solutions and Capital Services segments. Equipment sales to PBCC as a percentage of PBI's consolidated revenue from continuing operations was 14 percent in 2000 and 15 percent in 1999.

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

Pursuant to the Operating Procedures, the purchase of equipment by the Company is contingent upon a lessee entering into a direct finance lease with the Company. Service and maintenance of the equipment leased is the responsibility of the lessee and is generally arranged through a separate equipment maintenance agreement between the lessee and PBI.

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

Pitney Bowes Office Systems does not remanufacture used copier equipment; therefore copier equipment is excluded from the buyback arrangement described above. However, under the Returned Copier Equipment Agreement (the "Agreement"), Pitney Bowes Office Systems issues an annual blanket purchase order for the repurchase of certain copier models. These returns are made under conditions and at rates specifically set forth in the Agreement. All copier equipment lease transactions are subject to the Company's standard credit review procedures.

On December 11, 2000, Pitney Bowes announced that its Board of Directors approved a formal plan to spin-off its Office Systems business to stockholders as an independent, publicly-traded company. PBI expects to complete the transaction by the end of the third quarter of 2001. Office Systems includes the copier and facsimile businesses. Accordingly, PBCC and Pitney Bowes Office Systems expect to enter into a new operating agreement under which it will operate after the spin-off. It is anticipated that this agreement will be completed prior to the spin-off.

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

Under the Indenture dated as of July 31, 1999 (the "1999 Indenture"), between PBCC and SunTrust Bank, Atlanta, (the "1999 Trustee"), PBCC agreed it would not waive compliance with or terminate or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the 1999 Indenture; provided, however, that if such waiver, termination or amendment would not have a material adverse effect on any such holders or if each rating agency that rated such securities confirmed in writing that the rating for such securities then in effect would not be down-graded as a result of such waiver, termination of amendment, such waiver, termination or amendment could be effected with the consent of the 1999 Trustee alone.

Under the terms of the Finance Agreement and the Indenture dated as of November 1, 1995 (the "1995 Indenture"), between the Company and Chase Manhattan Bank (successor to Chemical Bank), as Trustee (the "1995 Trustee"), the Finance Agreement may not be amended, in any material respect, or terminated while the Company has any series of debt securities issued under the 1995 Indenture or any series of other debt outstanding that is, by its express terms, entitled to the provisions of the Finance Agreement unless at least two nationally recognized statistical rating agencies that have been rating such series of debt, confirm that their ratings for such series of debt will not be downgraded as a result or the holders of at least a majority of the outstanding principal amount of such series of debt have consented in writing.

Under the Indenture dated as of May 1, 1985 (together with all Supplemental Indentures as noted in Part IV Item 14(a) 3, the "Indenture"), between PBCC and Sun Trust Bank (successor to Bankers Trust Company, effective December 16,
1996), as Trustee (the "Trustee"), PBCC agreed it would not waive compliance with, or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the Indenture. In addition, PBI has entered into a Letter Agreement with the Trustee pursuant to which it agreed, among other things, that it would not default under the Finance Agreement nor terminate the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities issued under the Indenture.

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

PITNEY BOWES INC.

PBI, a Delaware corporation organized in 1920, is listed on the New York Stock Exchange. Headquartered in Stamford, Connecticut, PBI employs approximately 28,500 worldwide. PBI operates within three industry segments: Global Mailing, Enterprise Solutions and Capital Services.

Global Mailing includes worldwide revenues from the rental of postage meters and the sale, rental and financing of mailing equipment, including software-based mail creation and mail finishing equipment, software-based shipping, transportation and logistics systems, and related supplies and services. In accordance with postal regulations, postage meters may not be sold in the United States; they are rented to users and therefore are not subject to lease by PBCC.

Enterprise Solutions includes Pitney Bowes Management Services and Document Messaging Technologies. Pitney Bowes Management Services includes revenues from facilities management contracts for advanced mailing, reprographic, document management and other high value services to enterprises. Document Messaging Technologies includes revenues from the sale, service and financing of high speed, software-enabled production mail systems, sortation equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software.

Capital Services primarily provides large-ticket financing and fee-based programs covering a broad range of products and other financial services to the commercial and industrial markets in North America. At December 31, 2000, PBI and its consolidated subsidiaries had total assets of $7.9 billion and stockholders' equity of $1.3 billion. For the year ended December 31, 2000, PBI's consolidated revenue and income from continuing operations were $3.9 billion and $563.1 million, respectively, compared with $3.8 billion and $563.0 million, respectively, for 1999.

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

FUNDING POLICY

PBCC's borrowing strategy is to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements ("interest rate swaps") to control its sensitivity to interest rate volatility. The Company utilizes interest rate swaps when it considers the economic benefits to be favorable. Interest rate swaps have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap. (See ITEM 7A.- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for information regarding market risk.) The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit and by private and public offerings of intermediate- or long-term debt securities. In August 1999, the Company established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D having maturities of nine months or more, of which $175 million aggregate principal amount remains available for issuance as of December 31, 2000. See Note 12 to the CONSOLIDATED FINANCIAL STATEMENTS.

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

EMPLOYEE RELATIONS

At December 31, 2000, there were 468 individuals employed by the Company and its subsidiaries. Employee relations are considered to be highly satisfactory. Management follows the policy of keeping employees informed of its decisions, and encourages and implements suggestions whenever practicable.

                              ITEM 2. -- PROPERTIES

PBCC's executive and administrative offices are located in Shelton, Connecticut, which it leases from PBI. The remaining lease term is for 12 years, cancelable upon mutual agreement. Except for its executive offices, all of the Company's remaining office space is occupied under operating leases with original terms ranging from one to ten years. PBCC has nine district sales offices in or near major metropolitan areas throughout the United States.

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

          ITEM 4.-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I 2 (c).

                                     PART II
Item 5-Market for the registrant's common equity and related stockholder matters

All of the Company's common stock is owned by Pitney Bowes Inc. Accordingly, there is no public trading market for the Company's common stock. The Board of Directors declared and the Company paid dividends to PBI in amounts totaling $390.6 million in 2000, $85.0 million in 1999 and $86.0 million in 1998. The Company intends to continue payment of dividends to PBI in 2001.

                         PITNEY BOWES CREDIT CORPORATION

                       Item 6. -- Selected financial data

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed financial statements and related notes thereto included under Item 8 of this report.

       (Dollars in thousands)                                                          December 31,
                                                         ------------------------------------------------------------------------

       For the Years Ended  (1)                                2000            1999           1998            1997           1996
       ------------------------                                ----            ----           ----            ----           ----

       Finance income...............................    $    579,089   $    568,689   $    514,287   $    524,913    $    529,987
       Equipment sales..............................               -          8,206              -              -          26,666
       Selling, general and administrative expenses.         111,232        122,886         99,067         98,542          92,737
       Depreciation and amortization................          18,998         32,053         10,040         15,218          19,155
       Cost of equipment sales......................               -          8,206              -              -          22,821
       Provision for credit losses..................          55,787         41,917         36,080         34,076          35,617
       Interest expense.............................         114,882        121,210        124,411        154,634         163,860
                                                            --------       --------       --------       --------        --------
       Income from continuing operations before
        income taxes                                         278,190        250,623        244,689        222,443         222,463

       Provision for income taxes...................          65,759         60,204         69,946         61,285          70,114
                                                            --------       --------       --------       --------        --------
       Income from continuing operations............         212,431        190,419        174,743        161,158         152,349
       Discontinued operations, net of tax..........              -        (22,947)         32,733         33,675          26,885
                                                            --------       --------       --------       --------        --------
       Net income...................................    $    212,431    $   167,472   $    207,476   $    194,833    $    179,234
                                                            ========       ========       ========       ========        ========
       Ratio of earnings from continuing operations to
       fixed charges (2)                                      3.41X          3.06X           2.96X          2.43X           2.35X

       At Year End

       Gross finance assets

       Internal Financing...........................     $ 2,572,565    $ 2,699,659    $ 2,311,880    $ 1,991,797     $ 1,842,247
       Capital Services.............................         958,792        968,277      1,151,261      2,393,021       3,717,715
                                                            --------       --------       --------       --------        --------
       Total gross finance assets...................       3,531,357      3,667,936      3,463,141      4,384,818       5,559,962
       Unearned income, net of initial direct
        costs deferred                                      (689,125)      (689,613)      (744,891)      (909,280)     (1,285,778)

                                                            --------       --------       --------       --------        --------
       Finance assets...............................     $ 2,842,232    $ 2,978,323    $ 2,718,250    $ 3,475,538     $ 4,274,184
                                                            ========       ========       ========       ========        ========

       Investment in leveraged leases...............     $ 1,024,202    $   850,000    $   764,145    $   667,779     $   617,970
                                                            ========       ========       ========       ========        ========

       Investment in operating leases, net..........     $    29,477    $    45,607    $    33,261    $    32,112     $    86,634
                                                            ========       ========       ========       ========        ========

       Allowance for credit losses..................     $   (74,129)   $   (80,655)   $  (115,233)   $  (116,588)    $   (98,721)
                                                            ========       ========       ========       ========        ========

       Total assets.................................     $ 5,529,886    $ 5,382,976    $ 5,293,670    $ 5,328,340     $ 5,347,002
                                                            ========       ========       ========       ========        ========

       Senior notes payable

       Within one year..............................     $ 1,004,949    $ 1,044,573    $   991,853    $ 1,970,110     $ 1,901,581
       After one year...............................       1,224,819      1,332,000      1,382,000      1,050,000       1,275,000
                                                            --------       --------       --------       --------        --------
       Total senior notes payable...................     $ 2,229,768    $ 2,376,573    $ 2,373,853    $ 3,020,110     $ 3,176,581
                                                            ========       ========       ========       ========        ========

       Short-term notes payable to affiliates.......     $   119,464    $    37,000    $   137,000    $         -     $   139,400
                                                            ========       ========       ========       ========        ========
       Long-term notes payable to affiliates........     $   259,000    $   333,000    $   333,000    $         -     $         -
                                                            ========       ========       ========       ========        ========
       Subordinated notes payable...................     $   362,926    $   299,892    $   285,886    $   270,487     $   229,154
                                                            ========       ========       ========       ========        ========

       Stockholder's equity.........................     $ 1,420,640    $ 1,298,809    $ 1,216,337    $ 1,094,861     $   978,028
                                                            ========       ========       ========       ========        ========

       Debt to equity...............................          2.09:1         2.35:1         2.57:1         3.01:1          3.62:1

(1) For the years ended December 31, 1999 and 1998, AMIC and CPLC have been accounted for as discontinued operations in the Consolidated Statements of Income. Consequently, prior years' Consolidated Statements of Income have been reclassified to conform to current year presentation.

(2) The computation of the ratio of earnings to fixed charges has been computed by dividing income from continuing operations before income taxes as adjusted by fixed charges. Included in fixed charges is one-third of rental expense as the representative portion of interest. (See Item 14 - Exhibit
     12 for calculation)


                         PITNEY BOWES CREDIT CORPORATION

      ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

Income from continuing operations was $212.4 million in 2000, an increase of $22.0 million (11.6%) from $190.4 million in 1999. Income from continuing operations in 1999 represented an increase of $15.7 million (9.0%) from 1998. The improvement throughout the three-year period was largely attributable to growth in the Company's internal financing segment and higher fee- and service-based income.

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

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the Company, to ABN AMRO North America. The Company received approximately $484 million in cash at closing. Accordingly, operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. In connection with the sale, the Company recorded a loss of approximately $27.6 million (net of taxes of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments. See Note 2 to the consolidated financial statements

As part of the Company's strategy to reduce the capital committed to asset-based financing, while increasing fee-based income in 1998, the Company sold its broker-oriented small-ticket leasing business to General Electric Capital Corporation (GECC), a subsidiary of General Electric Company. As part of the sale, the operations, employees and substantially all the assets of Colonial Pacific Leasing Corporation (CPLC) were transferred to GECC. The Company received approximately $790 million at closing, which approximates the book value of net assets sold or otherwise disposed of and related transaction costs. Accordingly, operating results of CPLC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. In connection with this transaction, the Company recorded a gain of approximately $3.7 million (net of taxes of $2.0 million) for the year ended December 31, 1999. This gain resulted from the settlement of post-closing adjustments in 1999 related to the sale, offset by the cost of settlement with regard to a dispute with GECC over certain assets that were included in the sale. See Note 2 to the consolidated financial statements.

Results from Continuing Operations

Finance income increased $10.4 million (1.8%) to $579.1 million in 2000, following a $54.4 million (10.6%) increase to $568.7 million in 1999. The net increases primarily reflect a combination of portfolio growth in the internal leasing business coupled with higher fee- and service-based revenue from the Company's postage payment programs.

Selling, general and administrative ("SG&A") expenses decreased $11.7 million (9.5%) to $111.2 million in 2000 compared with $122.9 million in 1999 and $99.1 million for 1998. The decrease in 2000 is primarily due to the sale of the credit card portfolio in June 2000 and benefits from the regional consolidation project completed early in 2000. The increase experienced in 1999 was due to growth in the credit card portfolio and transition costs associated with the regional consolidation project.

Net interest expense decreased $6.3 million (5.2%) to $114.9 million in 2000 compared with $121.2 million in 1999 and $124.4 million in 1998. The decrease in 2000 was due to lower average borrowings required to support lower earning asset levels related to the sale of the credit card operation, partly offset by higher interest rates in 2000. The effective interest rate on average borrowings was
6.86 percent in 2000 compared to 5.63 percent in 1999 and 5.68 percent in 1998. Included in 1999 net interest expense was the effect of a $3.6 million gain from the termination of an interest rate swap in September of that year. The swap was for a notional principal amount of $125 million, at a fixed interest rate of
5.83 percent and a floating rate equal to the Money Market Yield of Commercial Paper - Nonfinancial. Under the terms of the swap agreement the Company was the fixed rate payor. The swap would have been effective through February 2, 2005. The Company does not match fund its financing investments.

The provision for credit losses increased $13.9 million (33.1%) to $55.8 million in 2000 compared with $41.9 million for 1999 and $36.1 million in 1998. The year-to-year increases were mainly due to the high growth experienced in the Company's postage payment programs and the credit card operation prior to its sale in June 2000.

Depreciation of equipment under operating leases was $4.4 million, $5.2 million and $6.0 million for years ended December 31, 2000, 1999 and 1998, respectively. This reflects the ongoing decrease in the Company's investment in operating leases.

                         PITNEY BOWES CREDIT CORPORATION

      ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Provisions for income taxes on continuing operations were $65.8 million (an effective tax rate of 23.6%) for the year ended December 31, 2000 compared with $60.2 million (an effective tax rate of 24.0%) for 1999 and $69.9 million (an effective tax rate of 28.6%) in 1998. The decrease in the effective tax rate from 1999 to 2000 is primarily attributable to the impact of cumulative adjustments made to recognize decreases in state income tax rates. The decrease in the effective rate from 1998 to 1999 is principally attributable to the impact of certain Capital Services partnership leasing transactions entered into during 1999.

Business Segments

On December 11, 2000 Pitney Bowes announced that its Board of Directors approved a formal plan to spin off its Office Systems business to stockholders as an independent, publicly-traded company. The transaction is expected to be completed by the end of the third quarter 2001. Financing for the Office Systems business products had been included as a component of PBCC's Internal Financing programs. For the year ended December 31, 2000, operating results of Office Systems have been segregated and treated as discontinued operations by Pitney Bowes. Accordingly, copier and facsimile financing is being reported by PBCC as a component of Capital Services. Prior years' information has been reclassified to conform to the current year presentation.

Revenue and income from continuing operations for the Company, by business segment, for the years ended December 31, 2000, 1999 and 1998 are summarized below.

(in thousands of dollars)                                                   2000             1999              1998
                                                                           -----             ----              ----
Revenue:

  Internal Financing..........................................        $  407,676       $  383,187        $  327,371
  Capital Services............................................           171,413          193,708           186,916
                                                                         -------          -------           -------
       Total revenue..........................................        $  579,089       $  576,895        $  514,287
                                                                        ========         ========          ========
Income from continuing operations
   before income taxes:

  Internal Financing..........................................        $  225,333       $  211,542        $  183,555
  Capital Services............................................            52,857           39,081            61,134
                                                                          ------          -------           -------
       Total income from continuing operations
       before income taxes....................................        $  278,190       $  250,623        $  244,689
                                                                        ========         ========          ========

Internal financing revenue increased 6.4 percent in 2000 and 17.0 percent in 1999, while income from continuing operations before income taxes increased 6.6 percent in 2000 and 15.2 percent in 1999. The growth experienced in revenue and income from continuing operations before income taxes was primarily due to higher earning asset levels in its internal leasing business and higher fee- and service-based income from postage payment programs.

Capital Services revenue decreased 11.5 percent in 2000 and increased 3.6 percent in 1999, while income from continuing operations before income taxes increased 35.2 percent in 2000 and decreased 36.1 percent in 1999. The decrease in revenue from 1999 reflects the Company's ongoing effort to reduce reliance on investment levels in the Capital Services business. Additionally, the Company sold operating lease assets in 1999, which generated $8.2 million in equipment sales revenue. The increase in income from continuing operations before income taxes in 2000 is due to lower depreciation and amortization costs and lower credit loss provision requirements in the copier portfolio. The Company continues to pursue a strategy of selective asset sales and limited new investments.

Accounting Changes

In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under SFAS No. 131, the Company has two reportable segments: Internal Financing and Capital Services. See Note 13 to the consolidated financial statements.

                         PITNEY BOWES CREDIT CORPORATION

      ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", amended in June 2000 by SFAS No. 138, was issued. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. Adoption of these accounting standards is expected to result in a one-time cumulative after-tax reduction in other comprehensive income of approximately $7.0 million in the first quarter of 2001 and will also impact assets and liabilities recorded on the balance sheet. Adoption of these standards is not expected to materially impact net income in 2001.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. Adoption of this standard did not have a material impact on the Company for the year ended December 31, 2000.

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, amending SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ended December 31, 2000. The Company does not expect implementation of this statement to have a material effect on results of operations, financial position or cash flows.

Portfolio Quality

Finance assets represent the Company's largest asset and its primary source of revenue. The Company's finance assets at December 31, 2000 decreased $136.1 million to approximately $2.8 billion from approximately $3.0 billion at the end of 1999. The decrease was primarily due to the sale of PBCC's credit card operations offset by increased investment in its internal leasing business.

Lease  finance  receivables  represent  the  Company's  expected  future  rental payments on its finance leases and at December 31, 2000 amounted to approximately $2.8 billion compared to approximately $2.7 billion at December 31, 1999. The increase is mainly attributable to growth experienced in the Company's internal leasing business.

Other finance receivables represent the amount invested in the Company's postage payment and revolving credit products, including its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations that were sold in June 2000. The balance of other finance receivables at December 31, 2000 was $343.1 million compared to $539.5 million at December 31, 1999. The decrease reflects the sale of the Company's credit card operations referred to above, partially offset by growth in the postage payment products.

Non-performing receivables are those on which the Company has discontinued recognizing revenue. For transactions in the internal financing programs, the Company discontinues income recognition for finance receivables past due over 120 days. The Company has utilized this period because historically, internal collection efforts have continued for this time period. In Capital Services programs, income recognition is discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, income recognition is discontinued when accounts are over 90 days past due. Non-performing receivables at December 31, 2000 were $51.5 million (1.8% of total finance assets) compared with $51.1 million (1.7% of total finance assets) at December 31, 1999.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 1.71 percent at December 31, 2000 and 1.83 percent at December 31, 1999. PBCC charged $62.3 million and $85.8 million against the allowance for credit losses in 2000 and 1999, respectively.

                         PITNEY BOWES CREDIT CORPORATION

      ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 38 percent short-term and 62 percent long-term at December 31, 2000 and 36 percent short-term and 64 percent long-term at December 31, 1999. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 42 percent variable-rate and 58 percent fixed-rate at December 31, 2000, and 43 percent variable-rate and 57 percent fixed-rate at December 31, 1999. The Company may borrow through the issuance of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. Together with its parent, PBI, the Company had unused lines of credit and revolving credit facilities totaling $1.5 billion at December 31, 2000, largely supporting its commercial paper borrowings. More detailed information regarding the Company's debt is contained in Note 12 to the CONSOLIDATED FINANCIAL STATEMENTS.

PBCC has $425 million of unissued debt securities available at December 31, 2000 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $175 million remained available at December 31, 2000.

In December 2000, PBCC issued $100 million of unsecured floating rate notes maturing April 2002 and $100 million of unsecured floating rate notes maturing June 2004, under the medium-term note program. These notes bear interest at floating rates of LIBOR plus 5 basis points and 25 basis points, respectively, set as of the quarterly interest payment dates. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In April 2000, certain partnerships controlled by affiliates of PBCC issued a total of $134 million of Series A and Series B Secured Floating Rate Senior Notes. The notes are due in 2003 and bear interest at 7.44%. The proceeds from the notes were used to purchase subordinated debt obligations from PBI ("PBI Obligations"). The PBI Obligations have a principal amount of $134 million and bear interest at 8.073% for the first three years and reset in May 2003 and each third anniversary of the first reset date. The proceeds from the PBI Obligations were used for general corporate purposes, including the repayment of short-term debt. In March 2000, PBCC issued $43.3 million of 7.52% Senior Notes maturing 2002 through 2012. The proceeds from these notes were used to pay down commercial paper.

In September 1999, PBCC issued $125 million of 5.95% unsecured notes available under the medium-term note program. The proceeds from the notes were used for general corporate purposes, including the repayment of short-term debt. The notes matured in September 2000. The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("Interest Rate Swaps") and foreign currency exchange forward contracts ("Foreign Currency Contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received over the life of the agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. At December 31, 2000 the Company was counterparty to interest rate swaps with a total notional amount of $550 million.

The Company periodically enters into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At December 31, 2000 there were no foreign currency contracts outstanding.

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

                         PITNEY BOWES CREDIT CORPORATION

      ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The Company will continue to use cash to invest in finance assets with emphasis on Internal Financing transactions and select investment in Capital Services programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of Capital Services financing activity, capital requirements for new business initiatives, intercompany loans, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to come from commercial paper and intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

FORWARD - LOOKING STATEMENTS

The Company wants to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (those which talk about the company's or management's current expectations as to the future) in this Form 10-K or any other filing by the Company, or made by the Company's management involve risks and uncertainties which may change based on various factors. Words such as "estimate", "project", "plan", "believe", "expect" and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include, but are not limited to:

o changes in postal regulations
o timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o successful  entry into new  markets
o mailers' utilization of alternative means of communication or competitors' products
o the Company's success at  managing  customer credit  and  residual value risks
o changes in interest  rates
o terms and timing of the spin-off of Office Systems from Pitney Bowes

     ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its investing and funding activities.

The Company's objective in managing its exposure to interest rate changes is to limit the impact of these changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses a balanced mix of debt maturities and variable and fixed rate debt together with interest rate swaps.

The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. The Company does not enter into interest rate transactions for speculative purposes.

The Company utilizes a "Value-at-Risk" ("VaR") model to determine the maximum potential loss in fair value from changes in market conditions. The VaR model utilizes a "variance/co-variance" approach and assumes normal market conditions, a 95% confidence level and a one-day holding period. The model includes all of the company's debt and all interest rate and foreign exchange derivative contracts. Anticipated transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge were excluded from the model.

The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

At December 31, 2000, the Company's maximum potential one-day loss in fair value of the Company's exposure to interest rates using the variance/co-variance technique described above, was not material.

                         PITNEY BOWES CREDIT CORPORATION

             Item 8. -- Financial statements and supplementary data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors of Pitney Bowes Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 39 present fairly, in all material respects, the financial position of Pitney Bowes Credit Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Stamford, Connecticut
January 22, 2001

                         PITNEY BOWES CREDIT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                            (in thousands of dollars)

         Years Ended December 31                                                  2000              1999             1998
                                                                                  ----              ----             ----
         Revenue:
           Finance income......................................            $   579,089       $   568,689      $   514,287
           Equipment sales.....................................                      -             8,206                -
                                                                               -------           -------          -------

             Total revenue.....................................                579,089           576,895          514,287
                                                                               -------           -------          -------

         Expenses:
           Selling, general and administrative.................                111,232           122,886           99,067
           Interest, net.......................................                114,882           121,210          124,411
           Provision for credit losses.........................                 55,787            41,917           36,080
           Depreciation and amortization.......................                 18,998            32,053           10,040
           Cost of equipment sales.............................                      -             8,206                -
                                                                               -------           -------          -------
             Total expenses....................................                300,899           326,272          269,598
                                                                               -------           -------          -------
         Income from continuing operations
           before income taxes.................................                278,190           250,623          244,689
         Provision for income taxes............................                 65,759            60,204           69,946
                                                                               -------           -------          -------
         Income from continuing operations.....................                212,431           190,419          174,743
         Discontinued operations:
           Income from discontinued operations, net of taxes
             of $177 in 1999 and $17,751 in 1998...............                      -               971           32,733
           Loss on disposal of discontinued operations, net of
             tax benefits of $16,382 in 1999...................                      -           (23,918)               -
                                                                               -------           -------          -------

         Net income [1]........................................            $   212,431       $   167,472      $   207,476
                                                                               =======           =======          =======

                   Consolidated Statement of Retained Earnings

                            (in thousands of dollars)

         Years Ended December 31                                                  2000              1999             1998
                                                                                  ----              ----             ----

         Retained earnings at beginning of year................            $ 1,211,084       $ 1,128,612      $ 1,007,136
         Net income for the year...............................                212,431           167,472          207,476
         Dividends paid to Pitney Bowes Inc.                                  (390,600)         (85,000)          (86,000)
                                                                              --------          --------         --------

         Retained earnings at end of year......................            $ 1,032,915       $ 1,211,084      $ 1,128,612
                                                                              ========          ========         ========


         [1] For the years ended December 31, 2000, 1999 and 1998, the Company had no other comprehensive income items. Consequently, net income represents the Company's total comprehensive income.

    The accompanying notes are an integral part of the financial statements.

                         PITNEY BOWES CREDIT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                            (in thousands of dollars)

                                                                                            December 31,
                                                                                      2000              1999
                                                                                      ----              ----
Assets:

Cash and cash equivalents................................................       $    81,211     $    132,914
                                                                                  ---------        ---------
Investments:
  Finance assets.........................................................         2,842,232        2,978,323
  Investment in leveraged leases.........................................         1,024,202          850,000
  Investment in operating leases, net of accumulated depreciation........            29,477           45,607
  Allowance for credit losses............................................           (74,129)         (80,655)
                                                                                  ---------        ---------
    Net investments......................................................         3,821,782        3,793,275
                                                                                  ---------        ---------

  Assets held for sale...................................................           363,622          342,934
  Investment in partnership..............................................           166,850          167,071
  Loans and advances to affiliates.......................................           968,430          362,012
  Net assets of discontinued operations..................................                 -          491,763
  Other assets...........................................................           127,991           93,007
                                                                                  ---------        ---------
     Total assets........................................................       $ 5,529,886     $  5,382,976
                                                                                  =========        =========

Liabilities:

  Senior notes payable within one year...................................       $ 1,004,949     $  1,044,573
  Short-term notes payable to affiliates.................................           119,464           37,000
  Accounts payable to affiliates.........................................           207,473          227,503
  Accounts payable and accrued liabilities...............................           338,385          283,361
  Deferred taxes.........................................................           592,230          526,838
  Senior notes payable after one year....................................         1,224,819        1,332,000
  Long-term notes payable to affiliates..................................           259,000          333,000
  Subordinated notes payable.............................................           362,926          299,892
                                                                                  ---------        ---------
      Total liabilities..................................................         4,109,246        4,084,167
                                                                                  ---------        ---------
Stockholder's Equity:

  Common stock...........................................................            46,000           46,000
  Capital in excess of par value.........................................           341,725           41,725
  Retained earnings......................................................         1,032,915        1,211,084
                                                                                  ---------        ---------
     Total stockholder's equity..........................................         1,420,640        1,298,809
                                                                                  ---------        ---------
     Total liabilities and stockholder's equity..........................       $ 5,529,886     $  5,382,976
                                                                                  =========        =========





    The accompanying notes are an integral part of the financial statements.

                         PITNEY BOWES CREDIT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)

Years Ended December 31                                                         2000           1999           1998
                                                                                ----           ----           ----
Operating Activities

Net income...........................................................    $   212,431    $   167,472    $   207,476
Loss on disposal of discontinued operations, net of taxes............              -         23,918              -
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for credit losses.......................................         55,787         51,217         65,404
   Depreciation and amortization.....................................         18,998        120,136         75,163
 Increase (decrease) in deferred taxes...............................         65,392         56,314        (23,154)
 (Increase) decrease in other assets.................................        (50,962)       120,939       (159,638)
 (Decrease) increase in accounts payable to affiliates...............        (20,030)       (50,949)        45,535
 Increase in accounts payable and accrued liabilities................         55,024         60,825         11,385
 Other, net..........................................................        (17,486)       (34,271)          (998)
                                                                           ---------      ---------       --------
Net cash provided by operating activities                                    319,154        515,601        221,173
                                                                           ---------      ---------       --------
Investing Activities

  Proceeds and cash receipts from sale of subsidiary.................        512,780              -        789,936
  Proceeds from sale of credit card operations.......................        321,746              -              -
  Investment in revolving credit products, net.......................       (125,355)      (239,374)      (149,782)
  Investment in net finance assets...................................       (721,514)      (715,638)      (782,040)
  Investment in mortgage service rights..............................              -        (28,738)      (206,464)
  Investment in leveraged leases.....................................       (126,177)       (70,014)       (77,441)
  Investment in operating leases.....................................           (355)          (552)        (6,366)
  Investment in assets held for sale.................................       (652,830)      (552,060)      (545,149)
  Cash receipts collected under lease contracts, net of finance
     income recognized...............................................      1,193,173      1,123,195      1,366,163
Long-term loans and advances to affiliates...........................       (134,000)             -       (282,000)
Short-term loans and advances to affiliates, net.....................       (472,418)       249,614        (39,138)
                                                                           ---------      ---------       --------
Net cash (used in) provided by investing activities..................       (204,950)      (233,567)        67,719
                                                                           ---------      ---------       --------
Financing Activities

   Change in commercial paper borrowings, net........................        122,300        230,300     (1,187,410)
   Change in other short-term debt, net..............................       (465,573)      (152,580)       174,953
   Loans from affiliates.............................................          8,464       (100,000)       470,000
   Proceeds from issuance of senior notes payable after one year.....        377,268        125,000        532,000
   Proceeds from issuance of subordinated debt.......................         63,034         14,006         15,399
   Settlement of long-term debt......................................       (180,800)      (200,000)      (225,000)
   Capital contribution from Pitney Bowes Inc........................        300,000              -              -
   Dividends paid to Pitney Bowes Inc................................       (390,600)       (85,000)       (86,000)
                                                                           ---------      ---------       --------
Net cash used in financing activities................................       (165,907)      (168,274)      (306,058)
                                                                           ---------      ---------       --------
(Decrease) increase in cash and cash equivalents.....................        (51,703)       113,760        (17,166)
Cash and cash equivalents at beginning of year.......................        132,914         19,154         36,320
                                                                           ---------      ---------       --------
Cash and cash equivalents at end of year.............................    $    81,211    $   132,914    $    19,154
                                                                           =========      =========       ========

Interest paid........................................................    $   180,304    $   155,044    $   162,270
                                                                           =========      =========       ========
Income taxes (refunded) paid, net....................................    $   (50,869)   $    25,456    $   (63,420)
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

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 1. - Summary of Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of Pitney Bowes Credit Corporation and all of its subsidiaries (the "Company" or "PBCC"). All significant intercompany transactions and balances have been eliminated. Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from the date of acquisition. The Company places its temporary cash and short-term investments with financial institutions and limits the amount of credit exposure with any one institution.

Basis of accounting for financing transactions - At the time a financing transaction is consummated, the Company records on its balance sheet the total receivable, unearned income and the estimated residual value of leased equipment. Unearned income represents the excess of the total receivable plus the estimated residual value over the cost of equipment. Unearned income is recognized as finance income under the interest method over the term of the transaction. Initial direct costs incurred in consummating transactions, including fees paid to Pitney Bowes Inc. ("Pitney Bowes" or "PBI"), are accounted for as part of the investment in a direct financing lease and amortized to income using the interest method over the term of the lease. Fee income is recognized as services are provided.

The Company has, from time-to-time, sold selected finance assets. Beginning January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to account for the sale of these assets. All assets obtained or liabilities incurred in consideration are recognized as proceeds of the sale and any resulting gain or loss is recognized in income currently.

The Company's investment in leveraged leases consists of rentals receivable net of principal and interest on the related nonrecourse debt, estimated residual value of the leased asset and unearned income. At lease inception, unearned income represents the excess of rentals receivable, net of that portion of the rental applicable to principal and interest on the nonrecourse debt, plus the estimated residual value of the leased property over the Company's investment in the transaction. Unearned income is recognized as finance income over the term of the transaction.

Investment in operating leases - Equipment under operating leases is depreciated over the initial term of the lease to its estimated residual value. Rental income is recognized on a straight-line basis over the related lease term.

Allowance for credit losses - The Company evaluates the collectibility of its net investment in finance assets based upon its loss experience and assessment of prospective risk, and does so through ongoing reviews of its exposures to net asset impairment. The Company adjusts the carrying value of its net investment in finance assets to the estimated collectible amount through adjustments to the allowance for credit losses. Finance receivables are charged to the allowance for credit losses after the account is deemed uncollectible. (See Note 6 to
CONSOLIDATED   FINANCIAL   STATEMENTS.)

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

Income taxes - The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. Primarily all the accounts of the Company are included in the consolidated federal income tax return and certain consolidated state income tax returns of PBI. However, the provision for income taxes is calculated as if the Company had filed separate federal and state income tax returns. Under a tax sharing agreement between the Company and Pitney Bowes, the Company makes payments to Pitney Bowes for its share of consolidated income taxes or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. For tax purposes, income from leases is recognized under the operating method and represents the difference between gross rentals billed and operating expenses. Deferred taxes reflected in the Company's balance sheet represent the difference between Federal and state income taxes reported for financial and tax reporting purposes, less non-interest bearing subordinated notes issued.

Reclassifications - Certain prior years' amounts have been reclassified in order to conform to current year presentation.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 2. - Discontinued Operations

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the Company, to ABN AMRO North America. The Company received approximately $484 million in cash at closing. Accordingly, operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income for 1999 and 1998. In connection with the sale, the Company recorded a loss of approximately $27.6 million (net of tax benefits of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments.

On October 30, 1998, the Company's wholly-owned subsidiary, Colonial Pacific Leasing Corporation ("CPLC"), transferred the operations, employees and substantially all assets related to its broker-oriented small-ticket leasing business to General Electric Capital Corporation ("GECC"). As part of the sale, the Company retained certain non-performing accounts of CPLC. (See Note 6 to CONSOLIDATED FINANCIAL STATEMENTS.) The Company received approximately $790 million at closing, which approximates the book value of the net assets sold or otherwise disposed of and related transaction costs. The transaction is subject to post-closing adjustments. In connection with this transaction, the Company recorded a gain of approximately $3.7 million (net of taxes of $2.0 million) for the year ended December 31, 1999. This gain resulted from the settlement of post-closing adjustments in 1999 related to the sale, offset by the cost of settlement with regard to a dispute with GECC over certain assets that were included in the sale. Operating results of CPLC have been segregated and reported as discontinued operations in the Consolidated Statements of Income for 1998.

Cash flow impacts of discontinued operations have not been segregated in the accompanying consolidated statements of cash flows. Details of income from discontinued operations, net of income taxes, are as follows (in thousands of dollars):


                                                                2000           1999           1998
                                                                ----           ----           ----

      AMIC (net of taxes of $177 and $12,514).......        $       -      $     971     $   24,280
      CPLC (net of taxes of $5,237).................                -              -          8,453
                                                              -------        -------        -------
           Income from discontinued operations, net
           of taxes                                         $       -      $    971      $   32,733
                                                              =======        =======        =======


Mortgage servicing revenue of AMIC was $114.9 million and $132.1 million for the years ended December 31, 1999 and 1998, respectively. Net interest expense allocated to AMIC's discontinued operations was $5.6 million, and $4.9 million for the years ended December 31, 1999 and 1998, respectively. Interest has been allocated based on the level of intercompany borrowings by AMIC, charged at the Company's weighted average borrowing rate, partially offset by the interest savings the Company realized due to its borrowing against AMIC's escrow deposits as opposed to regular commercial paper borrowings.

Finance income of CPLC was $128.8 million for the year ended December 31, 1998. Income from discontinued operations included interest expense of $33.9 million, allocated to CPLC based on its level of intercompany borrowings, charged at the Company's weighted average borrowing rate.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 3. - Finance Assets

The composition of the Company's finance assets is as follows:

           December 31                                                            2000           1999
                                                                                  ----           ----
           (in thousands of dollars)
            Lease finance receivables..................................  $   2,831,418    $ 2,713,358
            Other finance receivables..................................        343,108        539,499
                                                                             ---------      ---------
               Total gross finance receivables.........................      3,174,526      3,252,857
            Unguaranteed residual valuation............................        356,831        415,079
                                                                             ---------      ---------
               Total gross finance assets..............................      3,531,357      3,667,936
            Initial direct costs deferred..............................         43,845         43,916
            Unearned income............................................       (732,970)      (733,529)
                                                                             ---------      ---------
               Total finance assets....................................  $   2,842,232    $ 2,978,323
                                                                             =========      =========

Lease finance receivables represent earning assets held by the Company which are generally due in monthly, quarterly or semi-annual installments over original periods ranging from 36 to 180 months. In addition, lease finance receivables for Capital Services programs include commercial jet aircraft transactions with lease terms of up to 24 years and other non-commercial jet aircraft transactions with lease terms of up to ten years.

Other finance receivables primarily represent the Company's investment in its revolving credit products for postage payments and in 1999, credit card receivables.

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

Gross finance assets at December 31, 2000, including estimated residual value realizable at the end of the lease term, is payable as follows:

                                                  Gross Finance Assets
                             -----------------------------------------------------------

                             Internal Financing       Capital Services            Total

         2001                   $ 1,175,639            $   238,463           $ 1,414,102
         2002                       661,951                155,600               817,551
         2003                       438,001                125,444               563,445
         2004                       222,952                 77,830               300,782
         2005                        64,129                 58,404               122,533
         Thereafter                   9,893                303,051               312,944
                                  ---------               --------             ---------

         Total                  $ 2,572,565            $   958,792           $ 3,531,357
                                  =========               ========             =========

Pitney Bowes products financed during 2000, 1999 and 1998 were $544.0 million, $552.7 million and $529.8 million, respectively.

During 1997, PBCC and GATX Corporation ("GATX") formed PBG Capital Partners LLC ("PBG") for the purpose of financing and managing certain leasing related assets. PBCC and GATX each contributed assets (primarily direct financing leases) to PBG. The Company and GATX each maintain a 50 percent ownership interest and jointly manage PBG. PBCC accounts for its investment in PBG under the equity method and recorded income of $11.5 million, $6.0 million and $8.0 million for the years ended December 31, 2000, 1999 and 1998 respectively. PBCC contributed $65.3 million of assets to PBG during 1998 and received cash distributions totaling $4.6 million in 2000 and $3.2 million in 1999.

During 2000 and 1999, PBCC sold finance assets with limited recourse of $156.9 million and $196.1 million respectively. The uncollected principal balance of receivables sold at December 31, 2000 and 1999 was $448.2 million and $534.4 million, respectively. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts. The Company believes adequate provisions have been made for sold receivables which may become uncollectible.

As of December 31, 2000, $170.2 million (6.0 percent) of the Company's finance assets and $227.4 million (6.4 percent) of the Company's gross finance assets were related to aircraft leased to commercial airlines. The Company considers its credit risk for these leases to be minimal due to the credit worthiness of the underlying lessees and the fact that all payments are being made in accordance with lease agreements.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 3. - Finance Assets (continued)

The Company believes any potential exposure in commercial aircraft investment is mitigated by the value of the collateral as the Company retains a security interest in the leased aircraft

Note 4. - Net Investment in Leveraged Leases

The Company's net investment in leveraged leases is composed of the following elements:

           December 31                                                            2000           1999
                                                                                  ----           ----
            (in thousands of dollars)
            Net rents receivable.......................................    $   993,573    $   869,788
            Unguaranteed residual valuation............................        739,879        613,419
            Unearned income............................................       (709,250)      (633,207)
                                                                             ---------      ---------
            Investment in leveraged leases.............................      1,024,202        850,000
            Deferred taxes arising from
             leveraged leases (1) .....................................       (638,788)      (525,501)
                                                                             ---------      ---------
            Net investment in leveraged leases.........................    $   385,414    $   324,499
                                                                             =========      =========



 (1) Includes amounts reclassified to subordinated debt.

Following is a summary of the components of income from leveraged leases:

           Years Ended December 31                                 2000           1999           1998
                                                                   ----           ----           ----
           (in thousands of dollars)
           Pretax leveraged lease income...............       $  34,636       $ 33,826       $ 19,212
           Income tax (expense) benefit................           (806)          2,372         14,186
                                                                -------        -------        -------
            Net income from leveraged leases...........       $  33,830       $ 36,198       $ 33,398
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

Leveraged lease investments are related to the following:

                                                 Term
           Equipment Type                        (years)      Total Investment            Proportion
           --------------                        -------      ----------------            ----------
           Commercial real estate                up to 25         $  316,417                  30.9%
           Commercial aircraft                   22 to 25            302,457                  29.5%
           Railcars and rail and bus facilities  32 to 44            267,274                  26.1%
           Postal equipment                      14 to 21             89,136                   8.7%
           Telecommunications                    14                   48,918                   4.8%
                                                                   ---------                 -----
                                                                  $1,024,202                 100.0%
                                                                   =========                 =====

Note 5. - Investment in Operating Leases, Net

The Company is the lessor of various types of equipment under operating leases including data processing, transportation and production equipment.

Minimum future rental payments to be received in each of the next five years under non-cancelable operating leases are $1.6 million in 2001, $1.0 million in 2002, $0.9 million in 2003, $0.8 million in 2004, $0.7 million in 2005 and $2.0 million thereafter.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 6. - Allowance for Credit Losses

The following is a summary of the Company's allowance for credit losses:

           December 31                                             2000           1999           1998
                                                                   ----           ----           ----
           (in thousands of dollars)
            Beginning balance..........................        $ 80,655      $ 115,233      $ 116,588
            Additions charged to
              discontinued operations..................               -          9,300         29,324
            Additions charged to continuing operations.          55,787         41,917         36,080
           Amounts written-off:
              Internal Financing.......................         (50,674)       (37,941)       (25,234)
              Capital Services:
                Large-ticket...........................            (112)            86           (490)
                Small-ticket...........................         (11,527)       (47,940)       (41,035)
                                                                -------        -------        -------
            Total write-offs...........................         (62,313)       (85,795)       (66,759)
                                                                -------        -------        -------
            Ending balance.............................       $  74,129      $  80,655      $ 115,233
                                                                =======        =======        =======

The increase in the amount of additions charged to continuing operations in 2000 and 1999 is the result of higher investment levels in Internal Financing programs, including growth experienced in the postage payment products and the credit card operation prior to its sale in June 2000. The increase in write-offs related to Internal Financing programs in 2000 is primarily attributable to growth in the postage payment products and the impact of the credit card operation prior to its sale.

In establishing the provision for credit losses, the Company utilizes an asset-based percentage. This percentage varies depending on the nature of the asset, recent historical experience, vendor recourse, management judgement, and for Capital Services transactions, the credit ratings assigned by Moody's and Standard & Poor's. In evaluating the adequacy of reserves, estimates of expected losses, again by nature of the asset, are utilized. While historical experience is the principal factor in determining loss percentages, adjustments are also made for current economic conditions, deviations from historical aging patterns, seasonal write-off patterns and levels of non-earning assets. If the resulting evaluation of expected losses differs from the actual aggregate reserve, adjustments are made to the reserve.

For transactions in the Internal Financing programs, the Company discontinues income recognition for finance receivables past due over 120 days. The Company has utilized this period because historically, internal collection efforts have continued for this time period. In Capital Services programs, income recognition is discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, income recognition is discontinued when accounts are past due over 90 days.

Finance receivables are written-off to the allowance for credit losses after collection efforts are exhausted and the account is deemed uncollectible. For Capital Services transactions, write-offs are normally made after efforts are made to repossess the underlying collateral, the repossessed collateral is sold, and efforts to recover remaining balances are exhausted.

Resumption of income recognition on Internal Financing program non-earning accounts occurs when payments are reduced to 60 days or less past due. On Capital Services transactions, resumption of income recognition occurs after the Company has had sufficient experience on resumption of payments and is satisfied that such payments will continue in accordance with the original or restructured contract terms.

The carrying values of non-performing and troubled finance assets are as follows. There are no leveraged leases classified under these categories.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 6. - Allowance for Credit Losses (continued)

           December 31                                             2000           1999           1998
                                                                   ----           ----           ----
            (in thousands of dollars)
            Non-performing (non-earning) transactions
              Internal Financing:......................       $  32,542      $  32,423      $  25,304
              Capital Services:
                Large-ticket...........................             214            763          1,020
                Small-ticket...........................          18,696         17,867         46,311
                                                                -------        -------        -------
            Total......................................       $  51,452      $  51,053      $  72,635
                                                                =======        =======        =======
            Troubled (potential problem) transactions
               capital services programs...............       $   6,340      $  11,469      $  12,906
                                                                =======        =======        =======

The decrease in non-performing transactions in 1999 compared to 1998 in Capital Services small-ticket programs is due to continued resolution and/or write-offs of certain accounts retained from the sale of CPLC in October 1998. As part of this sale, the Company retained certain non-performing accounts. These accounts were placed with a specialized late stage collection group in an effort to maximize the potential for recovery. The Company believes it has sufficient reserves remaining to provide for any losses which may result from the final resolution of the above transactions.

Historically, the Company has not allocated a specific amount of credit loss reserve to non-performing and troubled transactions. This is due to the historically low level of write-offs in the Capital Services large-ticket business and the limited number of transactions with material credit loss exposure in other areas. As stated previously, the Company adjusts its aggregate reserve position in comparison to the evaluation of expected losses.

Note 7. - Assets Held for Sale

The Company funded transactions totaling $652.8 million in 2000, $552.1 million in 1999, and $545.1 million in 1998, relating to assets held for sale. Transactions with a net book value of $474.4 million in 2000 and $511.6 million in 1999, were sold for a net gain before taxes of $4.4 million in 2000 and $4.7 million in 1999, which is recorded as part of finance income. Eighty-eight contracts relating to assets held for sale remain in inventory with a net carrying value of $363.6 million at December 31, 2000, compared to 65 contracts with a net carrying value of $342.9 million at December 31, 1999.

Note 8. - Other Assets

           December 31                                                            2000           1999
                                                                                  ----           ----
           (in thousands of dollars)
           Billed meter rental receivables ............................     $   43,234      $  38,916
           Beneficial interest in trust................................         49,516          5,923
           Other receivables...........................................         13,250         25,481
           Prepaid expenses and other assets...........................         10,575          5,678
           Equipment and leasehold improvements, net of accumulated
             depreciation and amortization: 2000-$23,139; 1999-$23,871.          9,017         14,356
           Deferred debt placement fees................................          2,399          2,653
                                                                              --------       --------

            Total other assets.........................................     $   127,991     $  93,007
                                                                              ========       ========

Billed meter rental receivables represent outstanding meter rental receivables billed to customers who have opted to have their meter rental charged on their lease invoice. PBCC remits these charges to PBI upon billing. The increase in billed meter rental receivables in 2000 from 1999 resulted from a larger customer base and higher meter rates.

The Company has sold finance assets with limited recourse. In connection with certain transactions, the Company has retained a beneficial interest in the assets. The beneficial interest is a subordinated interest in a trust and represents the present value of the estimated future cash flows.

Equipment and leasehold improvements are stated at cost. Equipment is depreciated on a straight-line basis over the expected useful life generally ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the remaining lease terms.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 9. - Relationship with Pitney Bowes Inc. and Related Party Transactions

Business relationships between PBCC and PBI are defined by several agreements including an Operating Agreement, Finance Agreement and Tax Sharing Agreement.

Operating Agreement - The operating agreement specifies the policies under which PBI and PBCC conduct transactions. Specific procedures for implementing the policies are contained in the operating procedures. The operating agreement can be modified or canceled on a prospective basis by either party upon 90 days prior written notice.

PBI and PBCC have entered into detailed written operating procedures ("Operating Procedures") which govern among other things: the terms and prices of equipment purchases by PBCC for lease to third parties; computation and payment of fees for referrals and services provided by PBI sales personnel; the Automatic Approval Program for PBI equipment; buyback allowances; and the handling of contract terminations, cancellations, trade-ups and trade-ins.

Pursuant to the Operating Procedures, the purchase of equipment by the Company is contingent upon a lessee entering into a direct finance lease with the Company. Service and maintenance of the equipment leased is the responsibility of the lessee and is generally arranged through a separate equipment maintenance agreement between the lessee and PBI.

Under the terms of the Operating Procedures, PBCC has the option to request a buyback from PBI for non-copier equipment subject to a lease which is terminated or canceled, provided the equipment is available for repossession. Following such buyback, PBI is responsible for the repossession and disposition of equipment. The buyback provision sets forth a stipulated amount that is payable by PBI to PBCC for certain terminated leases; such amount is calculated on the basis of a declining percentage, based upon the passage of time, of the original total invoice value to PBCC. The difference between the buyback amount received from PBI and the remaining value of the lease usually results in a loss that is charged against the Company's allowance for credit losses.

Pitney Bowes Office Systems does not remanufacture used copier equipment; therefore copier equipment is excluded from the buyback arrangement described above. However, under the Returned Copier Equipment Agreement (the "Agreement"), Pitney Bowes Office Systems issues an annual blanket purchase order for the repurchase of certain copier models. These returns are made under conditions and at rates specifically set forth in the Agreement. All copier equipment lease transactions are subject to the Company's standard credit review procedures.

On December 11, 2000, Pitney Bowes announced that its Board of Directors approved a formal plan to spin-off its Office Systems business to stockholders as an independent, publicly-traded company. PBI expects to complete the transaction by the end of the third quarter of 2001. Office Systems includes the copier and facsimile businesses. Accordingly, PBCC and Pitney Bowes Office Systems expects to enter into a new operating agreement under which it will operate after the spin-off. It is anticipated that this agreement will be completed prior to the spin-off.

Finance Agreement - Pursuant to the Amended and Restated Finance Agreement (the "Finance Agreement") dated June 12, 1995, between PBI and PBCC, PBI has agreed to retain, directly or indirectly, ownership of the majority of the outstanding shares of capital stock of the Company having voting power in the election of directors, to make payments, if necessary, to enable the Company to maintain a ratio of income available for fixed charges as defined to such fixed charges of
1.25 to 1 as of the end of each fiscal quarter, and to provide or cause to be provided funds sufficient to make timely payment of any principal, interest or premium in respect of any of the Company's indebtedness for borrowed money that has the benefit of the Finance Agreement if the Company is unable to make such payment.

Under the Indenture dated as of July 31, 1999 (the "1999 Indenture"), between PBCC and SunTrust Bank, Atlanta, (the "1999 Trustee"), PBCC agreed it would not waive compliance with or terminate or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the 1999 Indenture; provided, however, that if such waiver, termination or amendment would not have a material adverse effect on any such holders or if each rating agency that rated such securities confirmed in writing that the rating for such securities then in effect would not be down-graded as a result of such waiver, termination of amendment, such waiver, termination or amendment could be effected with the consent of the 1999 Trustee alone.

Under the terms of the Finance Agreement and the Indenture dated as of November 1, 1995 (the "1995 Indenture"), between the Company and Chase Manhattan Bank (successor to Chemical Bank), as Trustee (the "Trustee"), the Finance Agreement may not be amended, in any material respect, or terminated while the Company has any series of debt securities issued under the 1995 Indenture or any series of other debt outstanding that is, by its express terms, entitled to the provisions of the Finance Agreement unless at least two nationally recognized statistical rating agencies that have been rating such series of debt, confirm that their ratings for such series of debt will not be downgraded as a result or the holders of at least a majority of the outstanding principal amount of such series of debt have consented in writing.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 9. - Relationship with Pitney Bowes Inc. and Related Party Transactions (continued)

Under the Indenture dated as of May 1, 1985 (together with all supplemental indentures, the "Indenture"), between PBCC and Sun Trust Bank (successor to Bankers Trust Company, effective December 16, 1996), as Trustee (the "Trustee"), PBCC agreed it would not waive compliance with, or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the Indenture. In addition, PBI has entered into a letter agreement with the Trustee pursuant to which it agreed, among other things, that it would not default under the Finance Agreement nor terminate the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities issued under the Indenture.

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

PBI / PBCC Products - The Company has jointly developed various financing products with other Pitney Bowes business units. Revenues and expenses for certain of these products are shared with the applicable Pitney Bowes business unit.

Lending / Borrowing Arrangements - From time to time, the Company will either borrow funds from or lend funds to Pitney Bowes and its affiliates at prevailing interest rates. Loans and Advances to Affiliates totaled $968.4 million and $362.0 million at December 31, 2000 and 1999, respectively. Borrowings from Pitney Bowes totaled $378.5 million and $370.0 million at December 31, 2000 and 1999, respectively. Interest income on Loans and Advances to Affiliates was $51.0 million, $19.2 million and $6.3 million in 2000, 1999 and 1998, respectively. Interest expense associated with borrowings from Pitney Bowes was $20.9 million, $20.2 million and $2.7 million in 2000, 1999 and 1998, respectively.

Together with Pitney Bowes, the Company had unused lines of credit and revolving credit facilities totaling $1.5 billion at December 31, 2000, largely supporting its commercial paper borrowings.

Shared Services - Pitney Bowes provides PBCC with certain services, including: customer service and collections for the Internal Financing lease portfolio, information technology, employee benefit plans and corporate staff support. Generally, PBCC reimburses Pitney Bowes for the cost of these services.
Note 10. - Accounts Payable and Accrued Liabilities

           December 31                                                                     2000           1999
                                                                                           ----           ----
            (in thousands of dollars)
           Advances and deposits from customers...................................   $  147,169      $  85,997
           Accounts payable.......................................................       34,720         41,547
           Reserve for loss on discontinued operations............................       59,069         76,231
           Accrued sales and use, property and sundry taxes.......................       27,061         23,762
           Accrued interest payable...............................................       26,925         30,665
           Due to noteholders.....................................................       16,382          2,635
           Accrued salary and benefits payable....................................       11,190          8,180
           Other liabilities......................................................       15,869         14,344
                                                                                       --------       --------
            Total accounts payable and accrued liabilities........................   $  338,385      $ 283,361
                                                                                       ========       ========

Advances and deposits from customers consist mainly of deposits from customers under the Company's Reserve Account program, which began in April 1999. Due to noteholders represents the principal due to investors on securitized assets.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 11. - Notes Payable

Short-term notes payable totaled approximately $1.0 billion at both December 31, 2000 and 1999. These notes were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at rates below the prevailing prime rate.

The composition of the Company's notes payable is as follows:

         December 31                                                                       2000           1999
                                                                                           ----           ----
         (in thousands of dollars)
         Senior Notes Payable:

           Commercial paper at the weighted average
             interest rate of 6.37% (5.55% in 1999)...............................  $   526,300    $   404,000
           Notes payable against bank lines of credit and others at a
             weighted average interest rate of 1.36% in 1999......................            -        457,255
           Other notes payable at a weighted average interest rate
              of 7.51% in 2000 and 7.50% in 1999..................................        1,649          8,318
           Current installment of long-term debt due within one year at interest rates of 6.78% to 7.23% in 2000
             (5.95% to 6.11% in 1999).............................................      477,000        175,000
                                                                                      ---------      ---------
            Total senior notes payable due within one year........................    1,004,949      1,044,573
            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% in both 2000 and 1999................................    1,224,819      1,332,000
                                                                                      ---------      ---------
            Total senior notes payable............................................    2,229,768      2,376,573
                                                                                      ---------      ---------
         Notes Payable to Affiliates:

            Due within one year at interest rates of 5.38% in 2000 and 5.55% in 1999    119,464         37,000
            Due after one year at an interest rate of 5.38% in both 2000 and 1999.      259,000        333,000
                                                                                      ---------      ---------
            Total notes payable to affiliates.....................................      378,464        370,000
                                                                                      ---------      ---------
         Subordinated Notes Payable:

           Non-interest bearing notes due Pitney Bowes Inc........................      362,926        299,892
                                                                                      ---------      ---------


            Total notes payable...................................................  $ 2,971,158    $ 3,046,465
                                                                                      =========      =========

Interest expense is shown net of interest income earned on loans made to the Company's parent, Pitney Bowes Inc, and to other affiliates. Total interest income, including income from loans to Pitney Bowes, was $62.2 million, $36.6 million and $10.0 million in 2000, 1999 and 1998, respectively.

At December 31, 2000, the Company, together with its parent, PBI, had unused lines of credit and revolving credit facilities totaling $1.5 billion largely supporting commercial paper borrowings.

Notes payable at December 31, 2000 (excluding commercial paper borrowings) mature as follows: approximately $598 million in 2001, $239 million in 2002, $439 million in 2003, $140 million in 2004, $40 million in 2005 and $989 million thereafter.

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

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 11. - Notes Payable (continued)

PBCC has $425 million of unissued debt securities available at December 31, 2000 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $175 million remained available at December 31, 2000.

In December 2000, PBCC issued $100 million of unsecured floating rate notes maturing in April 2002 and $100 million of unsecured floating rate notes maturing in June 2004, available under the medium-term note program. These notes bear interest at floating rates of LIBOR plus 5 basis points and 25 basis points, respectively, set as of the quarterly interest payment dates. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In April 2000, certain partnerships controlled by affiliates of PBCC issued a total of $134 million of Series A and Series B Secured Floating Rate Senior Notes. The notes are due in 2003 and bear interest at 7.443%. The proceeds from the notes were used to purchase subordinated debt obligations from PBI ("PBI Obligations"). The PBI Obligations have a principal amount of $134 million and bear interest at 8.073% for the first three years and reset in May 2003 and each third anniversary of the first reset date. The proceeds from the PBI Obligations were used for general corporate purposes including the repayment of short-term debt.

In March 2000, PBCC issued $43.3 million of 7.515% Senior Notes maturing 2002 through 2012. The proceeds from these notes were used to pay down commercial paper.

In September 1999, PBCC issued $125 million of 5.95% unsecured notes available under the medium-term note program. The proceeds from the notes were used for general corporate purposes, including the repayment of short-term debt. The notes matured in September 2000.

During August 1999 the Company entered into three interest rate swaps for an aggregate notional amount of $350 million.

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


The floating rates for each swap are based on six month LIBOR plus a spread, equal to the difference between the fixed rate of the debt and the fixed rate for similar debt available at the time the swap agreement was executed. Under the terms of the swap agreements the Company is the floating rate-payor.

In the fourth quarter of 2000, two of the Company's interest rate swap agreements, with an aggregate notional amount of $200 million, were amended to more closely relate to the terms of the Medium-Term Notes they are intended to hedge.

         Notional                        Effective
         Amount                          Through                   Fixed Rate             Floating Rate
       $100,000,000                     April 2002                    8.90%                 See below
       $100,000,000                      June 2004                    8.85%                 See below

The floating rates for each swap are based on six month LIBOR plus a spread, equal to the difference between the fixed rate of the debt and the fixed rate for similar debt available at the time the swap agreement was executed. Under the amended terms of the swap agreements the Company remains the fixed rate-payor with payments due quarterly. The fixed rate interest payments are due on a semi-annual basis.

In 2000 and 1999, the Company issued $63.0 million and $14.0 million, respectively, of non-interest bearing subordinated notes to Pitney Bowes in exchange for funds equal to tax losses generated by the Company and utilized by Pitney Bowes in the 1999 and 1998 consolidated tax returns. Any non-interest bearing subordinated notes payable to Pitney Bowes mature after all senior notes now outstanding and executed hereafter are paid.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 12. - Business Segment Information

The Company operates in two reportable segments: Internal Financing and Capital Services. Internal Financing provides marketing support to PBI and includes financing of mailing, paper handling and shipping equipment and scales. Internal Financing also includes convenient financing alternatives for the purchase of postage and other services targeted toward the small business owner. Capital Services primarily provides large-ticket financing and fee-based programs covering a broad range of products and other financial services.

In December 2000 Pitney Bowes announced that its board of directors approved a formal plan to spin off its Office Systems business as an independent, publicly-traded company. The transaction is expected to be completed by the end of the third quarter of 2001. Office Systems includes the copier and facsimile businesses, financing for which, had been included as a component of PBCC's Internal Financing segment. For the year ended December 31, 2000 operating results of Office Systems have been segregated and treated as discontinued operations by PBI. Accordingly, copier and facsimile financing is being reported as a component of Capital Services. Prior years' information has been reclassified to conform to current year presentation.

During 2000 the Company changed the way it allocates corporate interest and expenses to a fully allocated basis. Accordingly, prior year amounts have been reclassified to a comparable basis. Identifiable assets are those used by the segment directly in operations and exclude cash and cash equivalents, short-term investments and general corporate assets.

Segmental revenue and income from continuing operations before income taxes for the years ended 2000, 1999 and 1998 are presented below. Revenue generated outside of the United States is not considered material.

                                                                               Revenue
                                                              ----------------------------------------
    Years Ended December 31                                        2000           1999           1998
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal Financing...............................       $ 407,676      $ 383,187      $ 327,371
      Capital Services.................................         171,413        193,708        186,916
                                                                -------        -------        -------
           Total revenue...............................       $ 579,089      $ 576,895      $ 514,287
                                                                =======        =======        =======



                                                                         Income from Continuing
                                                                     Operations Before Income Taxes
                                                              ----------------------------------------
    Years Ended December 31                                        2000           1999           1998
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal Financing...............................       $ 225,333      $ 211,542      $ 183,555
      Capital Services.................................          52,857         39,081         61,134
                                                                -------        -------        -------
    Income from continuing operations
       before income taxes.............................       $ 278,190      $ 250,623      $ 244,689
                                                                =======        =======        =======

Additional segment information is as follows:

                                                                    Depreciation and Amortization

                                                                    ---------------------------------
    Years Ended December 31                                        2000           1999           1998
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal Financing...............................       $     102      $      94      $      16
      Capital Services.................................          18,896         31,959         10,024
                                                                -------         ------        -------
    Total depreciation and amortization................       $  18,998      $  32,053      $  10,040
                                                                =======        =======        =======


                                                                        Interest Expense, Net

                                                                    ---------------------------------
    Years Ended December 31                                        2000           1999           1998
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal Financing...............................       $  58,801      $  59,570      $  51,119
      Capital Services.................................          56,081         61,640         73,292
                                                                -------        -------        -------
    Consolidated interest expense, net.................       $ 114,882      $ 121,210      $ 124,411
                                                                =======        =======        =======

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 12. - Business Segment Information (continued)

                                                                                  December 31,
                                                                      -------------------------------
    Net investment in financial assets (1):                                 2000                 1999
                                                                            ----                 ----
    (in thousands of dollars)
      Internal Financing...............................              $ 2,012,772          $ 2,151,037
      Capital Services.................................                2,172,632            1,985,172
                                                                        --------             --------
      Total for reportable segments....................                4,185,404            4,136,209
      Cash.............................................                   81,211              132,914
      Net assets of discontinued operations............                        -              491,763
      Other assets.....................................                1,263,271              622,090
                                                                        --------             --------
    Consolidated assets................................              $ 5,529,886          $ 5,382,976
                                                                        ========             ========



    (1)Net investment in financial assets, for purposes of this disclosure includes net finance receivables, investments in leveraged leases, operating leases and assets held for sale, net of any allowance for credit losses.

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

The major source of the Company's interest rate risk is its exposure to changes in interest rates as they relate to its notes payable. To manage this exposure, the Company periodically enters into interest rate swaps. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense.

The aggregate amount of interest rate swaps as of December 31, 2000 categorized by type, and the related weighted average interest rate paid and received, assuming current market conditions, is reflected below:

                                                              Total
     Major Type                                              Notional
     of Interest                                              Amount           Weighted Average Interest Rates
     Rate Swap      Hedged Liability                         (000's)              Fixed         Variable

     Pay fixed      Medium-term Notes                         $200,000             8.88%           6.80% (1)
     Pay variable   Senior Notes                              $350,000             8.77%           8.35% (2)


(1)      The variable rate is indexed from the three-month LIBOR rate.
(2)      The variable rate is indexed from the six-month LIBOR rate

The aggregate notional amount of interest rate swaps as of December 31, 2000 categorized by annual maturity is reflected below:

                                                                                  Pay            Pay
            (in thousands of dollars)                                            Fixed        Variable
            2001.......................................                      $       -       $      -
            2002.......................................                        100,000              -
            2003.......................................                              -              -
            2004.......................................                        100,000              -
            2005.......................................                              -              -
            Thereafter.................................                              -        350,000
                                                                              --------       --------
            Notional Amount............................                      $ 200,000       $350,000
                                                                              ========       ========


                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 13. - Derivative Instruments (continued)

The following is a reconciliation of interest rate swap activity by major type of swap:

                                                                             Annual Maturity
                                                                     --------------------------------
                                                                          Pay
                                                                   -------------------
            (in thousands of dollars)                             Fixed       Variable          Total
                                                                  -----       --------          -----

           Balance December 31, 1998...................       $ 325,000      $       -      $ 325,000
           New contracts...............................               -        350,000        350,000
           Assigned contracts.........................         (125,000)             -       (125,000)
                                                               --------       --------       --------

           Balance December 31, 1999..................          200,000        350,000        550,000
           New contracts..............................                -              -              -
           Terminated contracts.......................                -              -              -
                                                                --------      --------       --------

           Balance December 31, 2000...................       $ 200,000      $ 350,000      $ 550,000
                                                               ========       ========       ========









Interest rate swaps are used in the majority of circumstances to either convert variable rate commercial paper interest payments to fixed rate interest payments or to convert fixed rate public debt interest payments to variable rate interest payments.

The impact of interest rate swaps on interest expense and the weighted average borrowing rate is as follows:

                                                                            2000             1999              1998
                                                                            ----             ----              ----

Impact of interest rate swaps on interest expense (000's)..............  $ 2,619          $ 5,049           $ 4,500
Weighted average borrowing rate excluding interest rate swaps..........    6.75%            5.45%             5.53%
Weighted average borrowing rate including interest rate swaps..........    6.86%            5.64%             5.69%


Interest rate swap agreements involve the exchange of fixed rate and variable rate interest payments based on a notional principal amount and maturity date.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest-rate swap to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal.

The Company periodically enters into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain sales of receivables with recourse of foreign currency denominated lease receivables. The Company had no foreign currency contracts outstanding as of December 31, 2000 and 1999.

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

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 14. - Stockholder's Equity

The following is a reconciliation of stockholder's equity:

                                                               Capital                         Total
                                                 Common       in Excess       Retained     Stockholder's
         (in thousands of dollars)                Stock        of Par         Earnings        Equity
                                                  -----        ------         --------        ------
         Balance December 31, 1998......     $   46,000      $   41,725     $1,128,612     $1,216,337
         Net income - 1999..............              -               -        167,472        167,472
         Dividends paid to PBI..........              -               -        (85,000)       (85,000)
                                               --------        --------       --------       --------

         Balance December 31, 1999......         46,000          41,725      1,211,084      1,298,809
                                               --------        --------       --------       --------
         Net income - 2000..............              -               -        212,431        212,431
         Capital contribution from PBI..              -         300,000              -        300,000
         Dividends paid to PBI..........              -               -       (390,600)      (390,600)
                                               --------        --------       --------       --------
         Balance December 31, 2000......     $   46,000      $  341,725     $1,032,915     $1,420,640
                                               ========        ========       ========       ========



At December 31, 2000, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at December 31, 2000 and 1999. All of the Company's stock is owned by Pitney Bowes.

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

The estimated fair value of the Company's financial instruments is as follows:

         December 31                                     2000                         1999
                                                  ---------------------         ---------------------
         (in thousands of dollars)              Carrying        Fair          Carrying         Fair
                                                  Value         Value           Value          Value

         Investment securities              $         -   $          -     $       683    $       683
         Loans receivable                       394,241        405,288         614,712        625,582
         Senior notes payable                (1,729,039)    (1,758,617)     (1,531,932)    (1,556,808)
         Interest rate swaps                       (422)        10,293            (234)       (10,662)
         Transfers of receivables
           with recourse                        (33,129)       (33,129)        (64,662)       (64,662)
         Financial guarantee contracts                -              -               -         (5,800)



(1)  Carrying value for loans receivable is net of applicable allowance for credit losses.
(2)  Carrying value includes accrued interest and deferred fee income, where applicable.


                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 16. - Taxes on Income from Continuing Operations

Income from continuing operations before income taxes and the provision for income taxes were as follows:

           Years Ended December 31                                 2000           1999           1998
                                                                   ----           ----           ----
           (in thousands of dollars)
            Income from continuing operations
              before income taxes......................      $  278,190     $  250,623     $  244,689
                                                               ========       ========       ========
           Provision for income taxes:
             Federal:
               Current.................................      $  (35,621)    $  (27,385)    $   (7,509)
               Deferred................................         103,199         79,314         67,561
                                                                -------        -------        -------
                   Total federal.......................          67,578         51,929         60,052
                                                                -------        -------        -------
             State and local:
               Current.................................         (6,963)            466          2,495
               Deferred................................           5,144          7,809          7,399
                                                                -------        -------        -------
                   Total state and local...............         (1,819)          8,275          9,894
                                                                -------        -------        -------

            Total......................................      $   65,759     $   60,204     $   69,946
                                                                =======        =======        =======

Including discontinued operations, the provision for income taxes consists of the following:

           Years Ended December 31                                 2000           1999           1998
                                                                   ----           ----           ----
           (in thousands of dollars)
            Federal....................................      $   67,578     $   39,199     $   76,773
            State and local............................          (1,819)         4,800         10,924
                                                                -------        -------        -------
                   Total...............................      $   65,759     $   43,999     $   87,697
                                                                =======        =======        =======

Deferred tax liabilities and (assets):

           December 31                                             2000           1999           1998
                                                                   ----           ----           ----
           (in thousands of dollars)
           Deferred tax liabilities:
             Lease revenue and related depreciation....      $   592,230    $   526,838    $  511,172
           Deferred tax assets:
             Alternative minimum tax

                credit carryforwards...................               -              -        (24,266)
                                                                -------        -------        -------
            Total......................................      $  592,230     $  526,838     $  486,906
                                                                =======        =======        =======


                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 16. - Taxes on Income from Continuing Operations (continued)

The reconciliation of the U.S. Federal statutory rate to the Company's effective income tax rate for continuing operations is as follows:

           Years Ended December 31                                 2000           1999           1998
                                                                   ----           ----           ----
           (Percent of pretax income)
            U.S. Federal statutory rate.................          35.0%           35.0%           35.0%
            State and local income taxes ..............           (0.4)            1.6             2.6
            Partnership leasing transactions...........           (9.0)           (9.9)           (0.8)
            Tax-exempt foreign trade income............           (1.3)           (1.6)           (1.9)
            Tax-exempt finance income .................           (0.6)           (0.7)           (1.3)
            Residual portfolio and

              equipment acquisition....................           (0.5)           (1.3)           (0.6)
            Other, net ................................            0.4             0.9            (4.4)
                                                               --------        --------        --------
            Effective income tax rate .................           23.6%           24.0%           28.6%
                                                               ========        ========        ========


Note 17. - Retirement and Non Pension Post Retirement Benefit Plans

The Company participates in the Pitney Bowes retirement plan which covers the majority of PBCC employees. The assets of this plan fully fund vested benefits. Pitney Bowes' plan assumptions for 2000 were 7.5 percent for the discount rate,
4.75 percent for the expected rate of increase in future compensation levels and
9.55 percent for the expected long-term rate of return on plan assets. Plan assumptions for 1999 were 7.75 percent for the discount rate, 4.25 percent for the expected rate of increase in future compensation levels and 9.30 percent for the expected long-term rate of return on plan assets. The Company's pension expense was $0.4 million in 2000, $0.5million in 1999 and $0.3 million in 1998.

The Company participates in the Pitney Bowes non-pension post-retirement benefit plan, which provides certain health care and life insurance benefits to eligible retirees and their dependents. The Company's nonpension post-retirement expense was $0.4 million in 2000, $0.2 million in 1999 and $0.1 million in 1998.

The Company's share of PBI's assets and liabilities related to such plans are not readily determinable.

Note 18. - Commitments, Contingencies, Legal and Regulatory Matters

The Company is the lessee under non-cancelable operating leases for office space and automobiles. Future minimum lease payments under these leases are as follows: $2.9 million in 2001, $2.4 million in 2002, $2.3 million in 2003, $2.2 million in 2004, $2.2 million in 2005 and $14.2 million thereafter. Rental expense under operating leases was $1.2 million, $1.8 million and $1.6 million in 2000, 1999 and 1998, respectively.

At December 31, 2000, the Company had $37.2 million of unfunded commitments to extend credit to customers in its postage payment programs and none for its Capital Service programs. The Company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount and type of collateral obtained, if deemed necessary by the Company, are based on management's credit assessment of the customer. Fees received under the agreements are recognized over the commitment period. The maximum risk of loss arises from the possible non-performance of the customer to meet the terms of the credit agreement. As part of the Company's review of its exposure to risk, adequate provisions are made for finance assets, which may be uncollectible.

From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a plaintiff or a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial condition, results of operations or cash flows.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 18. - Commitments, Contingencies and Regulatory Matters (continued)

Pitney Bowes is subject to Federal, state and local laws and regulations related to the environment, and is currently named as a member of various groups of potentially responsible parties in administrative or court proceedings. Based on facts presently known, PBI does not believe that the outcome of any current proceeding will have a material adverse effect on its financial condition or results of operations.

In January 2000, the U.S. Postal Services ("USPS") issued a proposed schedule for the phase out of manually reset electronic meters in the U.S. As of February 1, 2000 new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in the year 2000 can be extended to December 31, 2001.

In August 2000, the USPS also issued a proposal to lease placements of non-digital, or letterpress, meters as follows: new placements of non-digital meters with a "timeout" feature that enable the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 2003; new placements of non-digital meters without the "timeout" feature are no longer permitted after June 2001.

PBI has submitted comments to the USPS proposed schedules described above. Based on the proposed schedule, the company believes that the phase out of manually reset electronic meters will not cause a material adverse financial impact on the company. PBI is working with the USPS to meet the non-digital meter phase out schedule and is currently evaluating the potential financial impact on the company.

As a result of PBI's aggressive efforts to meet the USPS mechanical meter migration phase out schedule combined with PBI's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less that 1% of PBI's installed U.S. meter base at December 31, 2000 and 1999, respectively. PBI continues to work in close cooperation with the USPS to convert those mechanical meter customers who have not migrated to digital or electronic meters.

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program (IBIP) for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devises which significantly enhance postal revenue security and support expended USPS value-added services to mailers. The program would consist of the development of four separate specifications; (i) the indicium specification: the technical specifications for the indicium to be printed; (ii) a Postal Security Device specification: the technical specification for the device that would contain the accounting and security features of the system; (iii) a Host specification; and (iv) a Vendor Infrastructure specification.

During the period from May 1995 through December 31, 2000, PBI has submitted extensive comments to a series of proposed IBIP specifications issued by the USPS. In March 2000, the USPS issued the latest set of proposed specifications, entitled "Performance Criteria for Information Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). PBI has submitted comments to the IBI Performance Criteria. In
September and October 2000, the USPS issued further proposed regulations regarding postage evidencing systems using Information Based Indicia, titled "Refunds and Exchanges" and "Production, Distribution and Information Based Indicia." PBI has submitted comments regarding those proposed regulations.

In March 2000, PBI received approval from the USPS for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria, ClickStampTM Online.

In June 1999, PBI was served with a Civil Investigative Demand ("CID") from the Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. PBI believes that the Justice Department may be reviewing PBI's efforts to protect its intellectual property rights. PBI believes it has complied fully with the antitrust laws and is cooperating fully with the department's investigation.

In August 1999, the USPS and PBI announced that they had reached an agreement (USPS Settlement) resolving a lawsuit filed by PBI in 1997. The lawsuit arose out of a dispute over a 1978 Statement of Understanding authorizing PBI to offer Postage by Phone(R), its proprietary version of the Computerized Meter Resetting System. Under the terms of the agreement, PBI received $51.8 million, representing a portion of the financial benefit that the USPS obtained as a result of the revised regulations.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 19. - Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 2000 and 1999 follows (in thousands of dollars):

                                                                 Three Months Ended
                                                       ----------------------------------------------

         2000                                  March 31         June 30       Sept. 30        Dec. 31
         ----                                  --------         -------       --------        -------

         Total revenue                       $  142,106      $  150,164     $  142,437     $  144,382
                                               --------        --------       --------       --------
         Expenses:
         Selling, general and administrative     31,172          26,873         26,874         26,313
         Depreciation and amortization            3,604           4,994          3,451          6,949
         Provision for credit losses             16,918          15,387          9,208         14,274
         Interest                                28,749          31,716         28,303         26,114
         Provision for income taxes              16,224          19,822         19,947          9,766
                                               --------        --------       --------       --------
         Total expenses                          96,667          98,792         87,783         83,416
                                               --------        --------       --------       --------
         Net income                          $   45,439      $   51,372     $   54,654     $   60,966
                                               ========        ========       ========       ========





         1999

         Total revenue                       $  135,124      $  141,955     $  140,119     $  159,697
                                               --------        --------       --------       --------
         Expenses:
         Selling, general and administrative     25,871          33,511         29,833         33,671
         Depreciation and amortization            7,717           7,165          7,427          9,744
         Cost of equipment sales                      -               -              -          8,206
         Provision for credit losses             12,299           7,714          8,030         13,874
         Interest                                31,780          32,781         26,606         30,043
         Provision for income taxes              16,710          17,982         14,783         10,729
                                               --------        --------       --------       --------
         Total expenses                          94,377          99,153         86,679        106,267
                                               --------        --------       --------       --------
         Income from continuing operations       40,747          42,802         53,440         53,430
         Discontinued operations (net of taxes
          of $2,140, $(19,025), $0 and $680)      3,700         (27,667)              -         1,020
                                               --------        --------       --------       --------
         Net income                          $   44,447      $   15,135     $   53,440     $   54,450
                                               ========        ========       ========       ========



                         PITNEY BOWES CREDIT CORPORATION

Item 9.-- Changes in and disagreements with accountants on accounting and financial disclosure

None.


                                    PART III

ITEM 10. -- Directors and executive officers of the registrant

Omitted pursuant to General Instruction I2(c).


Item 11. -- executive compensation

Omitted pursuant to General Instruction I2(c).


Item 12.-- security ownership of certain beneficial owners and management

Omitted pursuant to General Instruction I2(c).


Item 13. -- certain relationships and related transactions

Omitted pursuant to General Instruction I2(c).

                         PITNEY BOWES CREDIT CORPORATION

                                     Part IV

Item 14.-- exhibits, financial statement SCHEDULES and reports on form 8-k

(a)  Index of documents filed as part of this report:                                              Page(s)
                                                                                                   -------
1.       Consolidated financial statements
         Included in Part II of this report
           Report of independent accountants.................................................           14
           Consolidated statements of income and of retained earnings for each of
           the three years in the period ended December 31, 2000.............................           15
           Consolidated balance sheet at December 31, 2000 and 1999..........................           16
           Consolidated statement of cash flows for each of the three years in
           the period ended December 31, 2000................................................           17
           Notes to consolidated financial statements........................................        18-37
2.       Financial statement schedules

         Valuation and qualifying accounts and reserves (Schedule II)........................           43

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

             (4)           (a) Form of Indenture dated as of May 1, 1985            Incorporated by reference to
                               between the Company and Bankers Trust                Exhibit (4a) to Registration
                               Company, as Trustee.                                 Statement on Form S-3 (No. 2-97411) as
                                                                                    filed with the Commission on May 1, 1985.

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

             (4)           (d) Form of Third Supplemental Indenture                 Incorporated by reference to
                               dated as of May 1, 1989 between the                  Exhibit (1) on Form 8-K
                               Company and Bankers Trust Company,                   (No. 0-13497) as filed with
                               as Trustee.                                          the Commission on May 16, 1989.


                         PITNEY BOWES CREDIT CORPORATION

3.       Index to Exhibits (numbered in accordance with Item 601 of Regulation S-K) [continued]


         REG S-K                                                                     STATE OR INCORPORATION
         EXHIBITS                            DESCRIPTION                                   BY REFERENCE
         --------          ------------------------------------------               ----------------------
             (4)           (e) Letter Agreement between Pitney Bowes Inc.           Incorporated by reference to
                               and Bankers Trust Company, as Trustee.               Exhibit (4b) to Registration
                                                                                    Statement on Form S-3 (No.
                                                                                    2-97411) as filed with the
                                                                                    Commission on May 1, 1985.

                           (f) Indenture dated as of November 1, 1995               Incorporated by reference to
                               between the Company and Chemical Bank,               Exhibit (4a) to Amendment
                               as Trustee.                                          No.1 to Registration statement
                                                                                    on Form S-3 (No.33-62485) as
                                                                                    filed with the Commission on
                                                                                    November 2, 1995.

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


                         PITNEY BOWES CREDIT CORPORATION

3.   Index to Exhibits (numbered in accordance with Item 601 of Regulation S-K) [continued]

         REG S-K                                                                     STATE OR INCORPORATION
         EXHIBITS                            DESCRIPTION                                   BY REFERENCE
         --------          ------------------------------------------               ----------------------
             (10)          2.  Tax Sharing Agreement dated April 1, 1977            Incorporated by reference to
                               between the Company and Pitney Bowes Inc.            Exhibit (10.3) to Form 10 as
                                                                                    filed with the Commission
                                                                                    on May 1, 1985.

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

             None


                         PITNEY BOWES CREDIT CORPORATION

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

Dated:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         By       /s/  DAVID KLEINMAN                                           Dated:  March 30, 2001
                  ----------------------
                  David Kleinman
                  Vice President, Finance and
                  Chief Administrative Officer
                  (Principal Financial Officer)

         By       /s/  MICHAEL C. COSTELLO                                      Dated:  March 30, 2001
                  --------------------------
                  Michael C. Costello
                  Controller
                  (Principal Accounting Officer)

         By       /s/  MARC C. BRESLAWSKY                                       Dated:  March 30, 2001
                  ----------------------
                  Marc C. Breslawsky
                  Director

         By       /s/  MICHAEL J.  CRITELLI                                     Dated:  March 30, 2001
                  ----------------------
                  Michael J. Critelli
                  Director

         By       /s/  SARA E. MOSS                                             Dated:  March 30, 2001
                  ----------------------
                  Sara E. Moss
                  Director

         By       /s/  BRUCE P. NOLOP                                           Dated:  March 30, 2001
                  -------------------------
                  Bruce P. Nolop
                  Director

         By       /s/  JOHN N.D. MOODY                                          Dated:  March 30, 2001

                  ----------------------
                  John N.D. Moody
                  Director

         By       /s/  ARLEN F. HENOCK                                          Dated:  March 30, 2001
                  ----------------------
                  Arlen F. Henock
                  Director

         By       /s/  DENNIS M. RONEY                                          Dated:  March 30, 2001
                  ----------------------
                  Dennis M. Roney
                  Director


                         PITNEY BOWES CREDIT CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE YEARS ENDED DECEMBER 31, 1998 TO 2000

                             Allowance for credit losses (shown on balance sheet as deduction from net investments)
                      ---------------------------------------------------------------------------------
                                        Additions         Additions       Deductions -
                      Balance at       charged to        charged to       uncollectible
                       beginning        costs and       discontinued        accounts        Balance at
                        of year         expenses         operations      written off (1)    end of year
                        -------         --------         ----------      ---------------    -----------


   2000               $  80,655         $  55,787        $       -        $  62,313         $   74,129

   1999               $ 115,233         $  41,917        $   9,300        $  85,795 (2)     $   80,655

   1998               $ 116,588         $  36,080        $  29,324        $  66,759 (2)     $  115,233








(1)    Principally uncollectible accounts written off.
(2)    Amounts  include  the  write-off  of  finance   receivable   retained  in
       connection with the disposal of Colonial Pacific Leasing Corporation against previously established allowance for credit losses.

                         PITNEY BOWES CREDIT CORPORATION

                                   Exhibit (i)

  Computation of Ratio of Earnings from Continuing Operations to Fixed Charges
                            (in thousands of dollars)

                                                           Years Ended December 31,
                                    -------------------------------------------------------------------
                                             2000         1999        1998(2)      1997(2)      1996(2)
                                             ----         ----        ----         ----         ----


Income from continuing operations
  before income taxes...............   $  278,190   $  250,623   $  244,689   $ 222,443    $ 222,463
                                          -------      -------     --------     -------      -------





Fixed charges:
  Interest on debt..................      114,882      121,210      124,411     154,634      163,860
  One-third of rent expense.........          385          585          520       1,107        1,149
                                          -------      -------     --------    --------      -------
Total fixed charges.................      115,267      121,795      124,931     155,741      165,009
                                          -------      -------     --------    --------      -------

Earnings from continuing

  operations before fixed charges...   $  393,457   $  372,418   $  369,620   $ 378,184    $ 387,472
                                          =======      =======     ========    ========      =======

Ratio of earnings from continuing
  operations to fixed charges (1)...        3.41X        3.06X        2.96X       2.43X        2.35X
                                          =======      =======     ========    ========      =======





(1) The ratio of earnings from continuing operations to fixed charges is computed by dividing earnings from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest on debt and one-third of rent expense as representative of the interest portion.

(2) Amounts reclassified to reflect CPLC and AMIC as discontinued operations. Interest expense and the portion of rents representative of the interest factor of these discontinued operations have been excluded from fixed charges in the computation.

     Including these amounts in fixed changes, the ratio of earnings to fixed charges would be 3.41, 2.96, 2.50, 2.09 and 2.08 times for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

                         PITNEY BOWES CREDIT CORPORATION

                                  Exhibit (ii)

                         Subsidiaries of the Registrant

The Registrant, Pitney Bowes Credit Corporation, a Delaware corporation, is a subsidiary of Pitney Bowes Inc.

The following are subsidiaries of the Registrant as of December 31, 2000:

                                                                                             Country or State
Company Name                                                                                 of Incorporation

Waterview Resolution Corporation                                                             Massachusetts
CPLC Inc.                                                                                    Delaware
FSL Holdings Inc.                                                                            Connecticut
    FSL Risk Managers Inc.                  (Subsidiary of FSL Holdings Inc.)                New York
PB CFSC I Inc.                                                                               US Virgin Islands
PB Funding Corporation                                                                       Delaware
PB Global Holdings Inc.                                                                      Connecticut
     PBA Foreign Sales Corporation          (Subsidiary of PB Global Holdings Inc.)          Barbados
PB Global Holdings II Inc.                                                                   Connecticut
     Tower FSC Ltd.                         (Subsidiary of PB Global Holdings II Inc.)       Bermuda
PB Global Holdings III Inc.                                                                  Connecticut
     PB Nikko FSC Ltd.                      (Subsidiary of PB Global Holdings III Inc.)      Bermuda
PB Global Holdings IV Inc.                                                                   Connecticut
     PB Nihon FSC Ltd.                      (Subsidiary of PB Global Holdings IV Inc.)       Bermuda
PB Leasing Services Inc.                                                                     Nevada
The Pitney Bowes Bank, Inc.                                                                  Utah
Pitney Bowes Insurance Agency, Inc.                                                          Connecticut
PB Public Finance Inc.                                                                       Delaware
Pitney Structured Funding I Inc.                                                             Delaware
PB Municipal Funding Inc.                   (Subsidiary of PBCC)                             Nevada
PB Miles Inc.                                                                                Delaware
PB Lease Holdings Inc.                      (Subsidiary of PBCC)                             Nevada
PB Air Inc.                                 (Subsidiary of PBCC)                             Nevada
PB Equipment Management Inc.                (Subsidiary of PBCC)                             Delaware
Pitney B2B Capital.com Inc.                 (Subsidiary of PBCC)                             Delaware
Harlow Aircraft Inc.                                                                         Delaware
     PREFCO Twelve Holdings Inc.            (Subsidiary of Harlow Aircraft Inc.)             Delaware
Pitney Bowes Real Estate Financing Corporation ("PREFCO")                                    Delaware
     PB/PREFCO Real Estate Holdings Inc.    (Subsidiary of PREFCO)                           Delaware
     PREFCO I LP Inc                        (Subsidiary of PREFCO)                           Delaware
     PREFCO II Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO II SPE Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO III LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO IV LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO V LP Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO VI Inc.                         (Subsidiary of PREFCO)                           Delaware
     PREFCO VI LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO VII Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO VII LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO VIII LP Inc.                    (Subsidiary of PREFCO)                           Delaware
     PREFCO IX LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO XI LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO XII LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XIII Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO XIII LP Inc.                    (Subsidiary of PREFCO)                           Delaware
     PREFCO XIV LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XV LP Inc.                      (Subsidiary of PREFCO)                           Delaware
     PREFCO XVI Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO - Dayton Community
       Urban Redevelopment Corporation      (Subsidiary of PREFCO XVI Inc.)                  Ohio
     PREFCO XVI LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XVII Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO XVII LP Inc.                    (Subsidiary of PREFCO)                           Delaware
     PREFCO XVIII LP Inc.                   (Subsidiary of PREFCO)                           Delaware
     PREFCO XIX LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XXI Inc.                        (Subsidiary of PREFCO)                           Delaware
     PREFCO XXI LP Inc.                     (Subsidiary of PREFCO)                           Delaware
     PREFCO XXII Inc.                       (Subsidiary of PREFCO)                           Delaware
     PREFCO XXII LP Inc.                    (Subsidiary of PREFCO)                           Delaware
     PREFCO XXIV Inc.                       (Subsidiary of PREFCO)                           Delaware



                         PITNEY BOWES CREDIT CORPORATION

                                  Exhibit (iii)

                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-59181) of Pitney Bowes Credit Corporation of our report dated January 22, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Stamford, Connecticut
March 30, 2001