Form 10-Q
period 2001-03-31
PITNEY BOWES CREDIT CORP
filed 2001-05-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


                               ------------------


        Internal Revenue Service-- Employer Identification No. 06-0946476

                   27 Waterview Drive, Shelton, CT 06484-4361
                                 (203) 922-4000


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 30, 2001, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION




            Part I -- FINANCIAL INFORMATION

                ITEM 1.-- FINANCIAL STATEMENTS
                    Consolidated Statements of Income:
                      Three Months Ended March 31, 2001 and 2000..........................................        3
                    Consolidated Balance Sheets:
                      At March 31, 2001 and December 31, 2000.............................................        4
                    Consolidated Statements of Cash Flow:
                      Three Months Ended March 31, 2001 and 2000..........................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................       10


            Part II -- OTHER INFORMATION

                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       15

                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       15

                SignatureS................................................................................       16

                    Exhibit (i)-- Computation of Ratio of Earnings to Fixed Charges.......................       17




                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------

                                                                                              2001             2000
                                                                                              ----             ----
Revenue:
  Finance income........................................................                 $ 145,656        $ 142,106
                                                                                           -------          -------


Expenses:
  Selling, general and administrative...................................                    28,027           31,172
  Interest, net.........................................................                    28,215           28,749
  Provision for credit losses...........................................                    13,106           16,918
  Depreciation and amortization.........................................                     2,850            3,604
                                                                                           -------          -------

    Total expenses......................................................                    72,198           80,443
                                                                                           -------          -------

Income before income taxes..............................................                    73,458           61,663
Provision for income taxes..............................................                    21,829           16,224
                                                                                           -------          -------



Net income..............................................................                 $  51,629       $   45,439
                                                                                           =======          =======

Ratio of earnings to fixed charges......................................                     3.59X            3.14X
                                                                                           =======          =======




                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                 March 31,        December 31,
                                                                                    2001              2000
                                                                                 ---------          ---------
ASSETS

Cash and cash equivalents............................................          $    101,443    $       81,211

Investments:
  Finance assets.....................................................             2,730,921         2,842,232
  Investment in leveraged leases.....................................             1,037,868         1,024,202
  Investment in operating leases, net of accumulated depreciation....                25,441            29,477
  Allowance for credit losses........................................               (73,363)          (74,129)
                                                                                  ---------         ---------

    Net investments..................................................             3,720,867         3,821,782
                                                                                  ---------         ---------

Assets held for sale.................................................               349,112           363,622
Investment in partnership............................................               165,512           166,850
Loans and advances to affiliates.....................................               987,218           968,430
Other assets.........................................................               159,009           127,991
                                                                                  ---------         ---------

       Total assets..................................................          $  5,483,161      $  5,529,886
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................          $    848,726      $  1,004,949
Short-term notes payable to affiliates...............................               120,564           119,464
Accounts payable to affiliates.......................................               232,972           207,473
Accounts payable and accrued liabilities.............................               373,585           338,385
Deferred taxes.......................................................               590,973           592,230
Senior notes payable after one year..................................             1,254,332         1,224,819
Long-term notes payable to affiliates................................               259,000           259,000
Subordinated notes payable...........................................               362,926           362,926
                                                                                  ---------         ---------

     Total liabilities...............................................             4,043,078         4,109,246
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital in excess of par value.......................................               341,725           341,725
Retained earnings....................................................             1,060,862         1,032,915
Accumulated other comprehensive income...............................                (8,504)                -
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,440,083         1,420,640
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,483,161      $  5,529,886
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                                 Three Months Ended March 31,
                                                                                -----------------------------

                                                                                      2001              2000
                                                                                      ----              ----
OPERATING ACTIVITIES
Net Income...................................................................  $     51,629      $    45,439
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Provision for credit losses.............................................        13,106           16,918
     Depreciation and amortization...........................................         2,850            3,604
     Increase in deferred taxes..............................................         4,412           21,887
     (Increase) decrease in other assets.....................................        (4,090)           4,814
     Increase (decrease) in accounts payable to affiliates...................        25,499          (45,302)
     Increase in accounts payable and accrued liabilities....................        21,027           12,965
Other, net...................................................................         2,517          (15,636)
                                                                                  ---------        ---------

Net cash provided by operating activities....................................       116,950           44,689
                                                                                  ---------        ---------

INVESTING ACTIVITIES
Proceeds and cash receipts from sale of discontinued operations..............             -          512,780
Collection on (investment in) revolving credit products, net.................        46,912          (11,954)
Investment in net finance assets.............................................      (157,066)        (196,122)
Investment in leveraged leases...............................................        (3,312)          (5,019)
Investment in assets held for sale...........................................      (103,511)         (53,618)
Cash receipts collected under lease contracts, net of finance
  income recognized..........................................................       318,296          295,291
Short-term loans and advances to affiliates, net.............................       (18,788)             920
                                                                                  ---------        ---------

Net cash provided by investing activities....................................        82,531          542,278
                                                                                  ---------        ---------

FINANCING ACTIVITIES
Change in commercial paper borrowings, net...................................       120,700         (168,250)
Change in other short-term debt, net.........................................             -         (465,573)
Proceeds from senior notes...................................................             -           43,268
Loans from affiliates........................................................         1,100            2,850
Repayment of senior notes....................................................      (277,367)               -
Dividends paid to Pitney Bowes Inc...........................................       (23,682)         (22,650)
                                                                                  ---------        ---------

Net cash used in financing activities........................................      (179,249)        (610,355)
                                                                                  ---------        ---------


Increase (decrease) in cash and cash equivalents.............................        20,232          (23,388)

Cash and cash equivalents at beginning of period.............................        81,211          132,914
                                                                                  ---------        ---------

Cash and cash equivalents at end of period...................................  $    101,443      $   109,526
                                                                                  =========        =========

Interest paid................................................................  $     46,007      $    36,287
                                                                                  =========        =========

Income taxes refunded, net...................................................  $    (23,340)     $   (13,357)
                                                                                  =========        =========


                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




Note 1 -- General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2001 and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2 -- Discontinued Operations

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly owned subsidiary of the Company to ABN AMRO North America. The Company received approximately $484 million in cash at closing. The effect of the sale was included in 1999 operating results and the transaction is subject to post-closing adjustments.

Note 3 -- Finance Assets

The composition of the Company's finance assets is as follows:

                                                                                 March 31,       December 31,
           (in thousands of dollars)                                               2001              2000
                                                                                 ---------         ---------

            Lease finance receivables......................................      $2,787,274       $2,831,418
            Other finance receivables .....................................         275,254          343,108
                                                                                  ---------        ---------

              Total gross finance receivables..............................       3,062,528        3,174,526
            Unguaranteed residual valuation................................         349,513          356,831
                                                                                  ---------        ---------

              Total gross finance assets ..................................       3,412,041        3,531,357
            Initial direct costs deferred..................................          42,846           43,845
            Unearned income................................................        (723,966)        (732,970)
                                                                                  ---------        ---------

              Total finance assets.........................................      $2,730,921       $2,842,232
                                                                                  =========        =========


                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   Note 4 -- Notes Payable
   The composition of the Company's notes payable is as follows:


                                                                                          March 31,         December 31,
         (in thousands of dollars)                                                          2001                2000
                                                                                          ---------         ---------
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 5.34% (6.37% in 2000)..........................            $  647,000          $  526,300
           Other notes payable at a weighted average interest rate
             of 7.51% in both 2001 and 2000..................................                 1,726               1,649
           Current installment of long-term debt due within one year at
              an interest rate of 6.78% to 6.80% (6.78% to 7.23% in 2000)....               200,000             477,000
                                                                                          ---------           ---------

            Total senior notes payable due within one year...................               848,726           1,004,949


            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% in both 2001 and 2000...........................             1,254,332           1,224,819
                                                                                          ---------           ---------

            Total senior notes payable.......................................             2,103,058           2,229,768
                                                                                          ---------           ---------

         Notes Payable to Affiliates:
            Due within one year at an interest rate of 5.38% in 2001 and 2000               120,564             119,464
            Due after one year at an interest rate of 5.38% in 2001 and 2000.               259,000             259,000
                                                                                          ---------           ---------

            Total notes payable to affiliates................................               379,564             378,464
                                                                                          ---------           ---------
         Subordinated Notes Payable:
            Non-interest bearing notes due Pitney Bowes Inc. ("PBI").........               362,926             362,926
                                                                                          ---------           ---------

         Total notes payable.................................................            $2,845,548          $2,971,158
                                                                                          =========           =========


Interest, net, as reported on the consolidated statements of income is net of interest income earned on loans made to the Company's parent, Pitney Bowes Inc. ("PBI") and to other affiliates. Total interest income, including income from loans to Pitney Bowes, was $17.0 million and $8.7 million for the three months ended March 31, 2001 and 2000, respectively.

PBCC has $425 million of unissued debt securities available at March 31, 2001 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $175 million remained available at March 31, 2001.

In December 2000, PBCC issued $100 million of unsecured floating rate notes maturing in April 2002 and $100 million of unsecured floating rate notes maturing in June 2004, available under the medium-term note program. These notes bear interest at floating rates of LIBOR plus 5 basis points and 25 basis points, respectively, which are set as of the quarterly interest payment dates. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In April 2000, certain partnerships controlled by affiliates of the Company issued a total of $134 million of Series A and Series B Secured Fixed Rate Senior Notes (the "Notes"). The Notes are due in 2003 and bear interest at 7.443 percent. The proceeds from the Notes were used to purchase subordinated debt obligations from PBI ("PBI Obligations"). The PBI Obligations have a principal amount of $134 million and are due in 2010. The PBI Obligations bear an interest rate of 8.073 percent for the first three years and reset in May 2003 and each third anniversary of the first reset date.

In March 2000, PBCC issued $43.3 million of 7.515 percent senior notes to various holders maturing 2002 through 2012. The proceeds from these notes were used to pay down commercial paper.

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

In December 2000, Pitney Bowes announced that its board of directors approved a formal plan to spin-off its Office Systems business to stockholders as an independent, publicly-traded company. The transaction is expected to be completed by the end of the third quarter 2001. Office Systems includes the copier and facsimile businesses, financing for which had been included as a component of PBCC's Internal Financing segment. For the three months ended March 31, 2001 operating results of Office Systems have been segregated and treated as discontinued operations by PBI. Accordingly, copier and facsimile financing is being reported as a component of Capital Services. Prior years' information has been reclassified to conform to current year presentation.

Segmental revenue and income before income taxes for the three months ended March 31, 2001 and 2000 are presented below. Revenue generated outside of the United States is not considered material.

                                                                                      Three Months Ended March 31,
                                                                                      -----------------------------

                                                                                             2001              2000
                                                                                             ----              ----
    (in thousands of dollars)
    Revenue:
      Internal Financing.....................................................          $  102,052        $  101,470
      Capital Services.......................................................              43,604            40,636
                                                                                         --------          --------
    Total revenue............................................................          $  145,656        $  142,106
                                                                                         ========          ========


    (in thousands of dollars)
    Income before income taxes:
       Internal Financing....................................................          $   59,412       $    51,949
       Capital Services......................................................              14,046             9,714
                                                                                         --------         ---------
           Total income before income taxes..................................          $   73,458       $    61,663
                                                                                         ========         =========

   The Company fully allocates corporate expenses to its individual divisions.

Note 6 -- Adoption of New Accounting Standard

The Company adopted Statement of Financial Accounting Standards ("SFAS") 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) ("OCI") depending on the type of hedging instrument and the effectiveness of those hedges.

All of the derivatives used by the Company as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged items. The derivatives used by the Company have been designated as either cash flow or fair value hedges at the time of adoption of SFAS 133. Derivatives designated as cash flow hedges consist of interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges consist of interest rate swaps related to fixed-rate debt. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

The Company periodically enters into interest rate swaps to manage the risk associated with changes in interest rates. During the quarter ended March 31, 2001, the Company recorded unrealized net losses after taxes totaling $8.5 million, including a one-time cumulative effect of accounting change which reduced OCI by $7.0 million.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 7 -- Accounting Pronouncements

During  1999,  the  Securities  and  Exchange  Commission  ("SEC")  issued Staff
Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB No. 101 in the fourth quarter 2000, retroactive to January 1, 2000. Adoption of this standard did not have a material impact on the Company.

During 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the three months ended March 31, 2001. The Company does not expect implementation of this statement to have a material effect on results of operations, financial position or cash flows.

Note 8 -- Stockholder's Equity

The following is a reconciliation of stockholder's equity:

                                                                                                   Accumulated
                                                                           Capital                    Other         Total
                                                              Common      in Excess   Retained    Comprehensive Stockholder's
   (in thousands of dollars)                                   Stock       of Par     Earnings       Income        Equity
                                                               -----       ------     --------        -----        ------


   Balance December 31, 2000.........................      $    46,000    $  341,725   $1,032,915   $        -   $1,420,640
   Net income........................................                -             -       51,629            -       51,629
   Dividends paid to PBI.............................                -             -      (23,682)           -      (23,682)
   Other comprehensive income:
        Cumulative effect of accounting change.......                -             -            -       (6,988)      (6,988)
         Unrealized net loss on derivative instruments               -             -            -       (1,516)      (1,516)
                                                              --------      --------     --------     --------    ---------
   Balance March 31, 2001............................      $    46,000    $  341,725   $1,060,862   $   (8,504)  $1,440,083
                                                              ========      ========     ========     ========    =========

At March 31, 2001, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at March 31, 2001 and December 31, 2000. All of the Company's stock is owned by Pitney Bowes.


Note 9 -- Other Matters

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

                         PITNEY BOWES CREDIT CORPORATION

                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net income for the three months ending March 31, 2001 increased $6.2 million (13.6%) to $51.6 million compared with $45.4 million for the same period of 2000. The improvement was attributable to growth in the Company's Internal Financing segment; higher fee- and service-based income and higher earnings in the leveraged lease portfolio. Net income was also affected by lower costs due to the sale of the Company's credit card operations in June 2000 offset by an increased tax provision over the prior year.

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

Operating Results

Finance income from all sources increased $3.6 million (2.5%) to $145.7 million for the first three months of 2001 compared to $142.1 million for the first three months of 2000. The increase primarily reflects a combination of portfolio growth in the internal leasing business coupled with higher fee- and service-based revenue from the Company's postage payment programs, partly offset by the impact of the sale of the Company's credit card operations in June 2000.

Selling, general and administrative ("SG&A") expenses decreased $3.2 million (10.1%) to $28.0 million for the first three months of 2001 compared to $31.2 for the first three months of 2000. The decrease primarily reflects the sale of the credit card portfolio in June 2000 and fees associated with certain Capital Services partnership leasing transactions during the first three months of 2000.

Net interest expense decreased $0.5 million (1.9%) to $28.2 million for the first three months of 2001 compared to $28.7 million for the first three months of 2000. The decrease in 2001 was due to lower average borrowings required to support lower earning asset levels related to the sale of the credit card operations, partly offset by higher interest rates in 2001. The effective interest rate on average borrowings was 6.80 percent in 2001 compared to 6.54 percent in 2000. The Company does not match fund its financing investments.

The provision for credit losses decreased $3.8 million (22.5%) to $13.1 million for the first three months of 2001 compared to $16.9 million for the first three months of 2000. The decrease is primarily due to the sale of the credit card portfolio in 2000 partly offset by growth in the Company's postage payment programs.

Depreciation and amortization decreased $0.7 million (20.9%) to $2.9 million for the three months ended March 31, 2001 compared to $3.6 million in 2000. This reflects a lower operating lease investment balance at March 31, 2001 compared to the prior year.

Provisions for income taxes were $21.8 million (an effective tax rate of 29.7%) for the first three months of 2001 compared to $16.2 million (an effective tax rate of 26.3%) for the first three months of 2000. The increase in the effective tax rate is primarily due to the decreased impact of certain Capital Services partnership leasing transactions entered into in prior years.

                         PITNEY BOWES CREDIT CORPORATION

                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segments

In December 2000, Pitney Bowes announced that its board of directors approved a formal plan to spin-off its Office Systems business to stockholders as an independent, publicly-traded company. The transaction is expected to be completed by the end of the third quarter 2001. Office Systems includes the copier and facsimile businesses, financing for which had been included as a component of PBCC's Internal Financing segment. For the three months ended March 31, 2001 operating results of Office Systems have been segregated and treated as discontinued operations by PBI. Accordingly, copier and facsimile financing is being reported as a component of Capital Services. Prior years' information has been reclassified to conform to current year presentation.

Revenue and income before taxes for the Company, by business segment, for the three months ended March 31, 2001 and 2000 are summarized below.

                                                                                Three Months Ended March 31,
                                                                                ----------------------------

                                                                                      2001              2000
                                                                                      ----              ----
(in thousands of dollars)
Revenue:
  Internal Financing..........................................                  $  102,052        $  101,470
  Capital Services............................................                      43,604            40,636
                                                                                   -------           -------
       Total revenue..........................................                  $  145,656        $  142,106
                                                                                   =======           =======


(in thousands of dollars)
Income before income taxes:
  Internal Financing..........................................                  $   59,412        $   51,949
  Capital Services............................................                      14,046             9,714
                                                                                   -------           -------
       Total income before income taxes.......................                  $   73,458        $   61,663
                                                                                   =======           =======

Internal Financing revenue increased 0.6 percent and income before income taxes increased 14.4 percent for the first three months of 2001 compared to the first three months of 2000. The increase in revenue was mainly due to higher earning asset levels and higher fee-based income attributable to postage payment programs offset by the impact of the sale of the Company's credit card operations in June 2000. The increase in income before taxes was mainly due to a lower credit loss provision and lower interest costs, both related to the credit card operations referred to above.

Capital Services revenue increased 7.3 percent and income before income taxes increased 44.6 percent for the first three months of 2001 compared to the first three months of 2000. The increase in revenue is driven by higher fee income and higher earnings in the leveraged lease portfolio. The increase in income before income taxes reflects these revenue improvements as well as lower interest costs. The Company continues to pursue a strategy of selective asset sales and limited new investments.

Portfolio Quality

Finance assets represent the Company's largest asset and its primary source of revenue. The Company's finance assets at March 31, 2001 decreased $111.3 million to approximately $2.7 billion from approximately $2.8 billion at the end of 2000. The decrease was primarily due to the Company's ongoing effort to reduce Capital Services asset levels and a lower investment in the Company's postage payment and revolving credit products.

Lease finance receivables represent the Company's expected future rental payments on its finance leases and amounted to approximately $2.8 billion at both March 31, 2001 and December 31, 2000.

Other finance receivables are primarily comprised of amounts invested in the Company's postage payment and revolving credit products, and as of March 31, 2000 included the PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations that were sold in June 2000. The balance of other finance receivables at March 31, 2001 was $275.3 million compared to $343.1 million at December 31, 2000. The decrease reflects the seasonality of postage purchases, as well as the impact of the postal rate increase in January 2001.

The  Company's  allowance  for  credit  losses  as a  percentage  of  net  lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 1.72 percent at March 31, 2001 and 1.71 percent at December 31, 2000. PBCC charged $13.9 million against the allowance for credit losses for the three months ended March 31, 2001 compared to $19.2 million in 2000.

                         PITNEY BOWES CREDIT CORPORATION
                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 34 percent short-term and 66 percent long-term at March 31, 2001 compared to 38 percent short-term and 62 percent long-term at December 31, 2000. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 38 percent variable-rate and 62 percent fixed-rate at March 31, 2001 compared to 42 percent variable-rate and 58 percent fixed-rate at December 31, 2000. The Company may borrow through the issuance of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. Together with its parent, PBI, the Company had unused lines of credit and revolving credit facilities totaling $1.45 billion at March 31, 2001, largely supporting its commercial paper borrowings. More detailed information regarding the Company's debt is contained in Note 4 to the CONSOLIDATED FINANCIAL STATEMENTS.

PBCC has $425 million of unissued debt securities available at March 31, 2001 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $175 million remained available at March 31, 2001.

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

In April 2000, certain partnerships controlled by affiliates of PBCC issued a total of $134 million of Series A and Series B Secured Floating Rate Senior Notes. The notes are due in 2003 and bear interest at 7.44 percent. The proceeds from the notes were used to purchase subordinated debt obligations from PBI ("PBI Obligations"). The PBI Obligations have a principal amount of $134 million and bear interest at 8.073 percent for the first three years and reset in May 2003 and each third anniversary of the first reset date.

In March 2000, PBCC issued $43.3 million of 7.52 percent Senior Notes maturing 2002 through 2012. The proceeds from these notes were used to pay down commercial paper.

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements ("Interest Rate Swaps") and foreign currency exchange forward contracts ("Foreign Currency Contracts"). The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received over the life of the agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. At March 31, 2001 the Company was counterparty to interest rate swaps with a total notional amount of $550 million.

The Company periodically enters into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At March 31, 2001 there were no foreign currency contracts outstanding.

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

                         PITNEY BOWES CREDIT CORPORATION
                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)
The Company will continue to use cash to invest in finance assets with emphasis on Internal Financing transactions and select investment in Capital Services programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent upon the level of equipment purchases from Pitney Bowes Inc., the level of Capital Services financing activity, capital requirements for new business initiatives, intercompany loans, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to come from commercial paper and intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

Regulatory Matters
During 2000, the U.S. Postal Services ("USPS") issued a proposed schedule for the phase out of manually reset electronic meters in the U.S. As of February 1, 2000 new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in the year 2000 can be extended to December 31, 2001.

In August 2000, the USPS also issued a proposal to cease placements of non-digital, or letterpress, meters as follows: new placements of non-digital meters with a "timeout" feature that enable the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 2003; new placements of non-digital meters without the "timeout" feature are no longer permitted after June 2001.

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

As a result of PBI's aggressive efforts to meet the USPS mechanical meter migration phase out schedule combined with PBI's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less than 1 percent of PBI's installed U.S. meter base at December 31, 2000 and 1999, respectively. PBI continues to work in close cooperation with the USPS to convert those mechanical meter customers who have not migrated to digital or electronic meters.

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

During the period from May 1995 through December 2000, PBI has submitted extensive comments to a series of proposed IBIP specifications issued by the USPS. In March 2000, the USPS issued the latest set of proposed specifications, entitled "Performance Criteria for Information Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). PBI has submitted comments to the IBI Performance Criteria. In
September and October 2000, the USPS issued further proposed regulations regarding postage evidencing systems using Information Based Indicia, titled "Refunds and Exchanges" and "Production, Distribution and Information Based Indicia." PBI has submitted comments regarding those proposed regulations.

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

                         PITNEY BOWES CREDIT CORPORATION
                ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward - Looking Statements

The Company wants to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (those which talk about the company's or management's current expectations as to the future) in this Form 10-K or any other filing by the Company, or made by the Company's management involve risks and uncertainties which may change based on various factors. Words such as "estimate", "project", "plan", "believe", "expect" and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include, but are not limited to:

o  changes  in postal  regulations
o timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required o successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the Company's success at managing customer credit and residual value risks
o changes in interest rates
o terms and timing of the spin-off of Office Systems from Pitney Bowes o terms and timing of Pitney Bowes restructuring plan

                           PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

In the normal course of business, the Company and PBI, its parent, are occasionally party to lawsuits. These may involve litigation by or against the Company relating to, among other things:

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


ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a.       Financial Statements - see index on page 2
          Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         Reg S-K                                                                 Incorporation
          Exhibits                           Description                           by Reference
        ---------          ----------------------------------------              ---------------

            (12)           Computation of Ratio of Earnings to Fixed Charges       See Exhibit (i)
                                                                                   on page 17


There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available on request.

b. No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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







                        PITNEY BOWES CREDIT CORPORATION

                       By     /s/  DAVID KLEINMAN
                             ----------------------

                                 David Kleinman
                           Vice President, Finance and
                          Chief Administrative Officer
                          (Principal Financial Officer)

Dated:  May 14, 2001



                        By    /s/  MICHAEL C. COSTELLO
                              ------------------------

                                Michael C. Costello
                                     Controller
                          (Principal Accounting Officer)

Dated:  May 14, 2001

                                   Exhibit (i)
                Computation of Ratio of Earnings to Fixed Charges
                            (in thousands of dollars)



                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                2001                    2000
                                                                                ----                    ----

Income before income taxes....................................             $  73,458               $  61,663
                                                                             -------                 -------




Fixed charges:
  Net interest on debt........................................                28,215                  28,749
  One third rent expense......................................                    93                     100
                                                                             -------                 -------

Total fixed charges...........................................                28,308                  28,849
                                                                             -------                 -------

Earnings before fixed charges.................................             $ 101,766               $  90,512
                                                                             =======                 =======


Ratio of earnings to fixed charges (1)........................                 3.59X                   3.14X
                                                                             =======                 =======






(1) The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of interest on debt and one third of rent expense as representative of the interest portion.