Form 10-Q
period 2001-06-30
PITNEY BOWES CREDIT CORP
filed 2001-08-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 31, 2001, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION



            Part I -- FINANCIAL INFORMATION

                ITEM 1.-- FINANCIAL STATEMENTS
                    Consolidated Statements of Income (Loss):
                      Three and Six Months Ended June 30, 2001 and 2000...................................        3
                    Consolidated Balance Sheets:
                      At June 30, 2001 and December 31, 2000..............................................        4
                    Consolidated Statements of Cash Flow:
                      Six Months Ended June 30, 2001 and 2000.............................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................       10


            Part II -- OTHER INFORMATION

                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       15

                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       15

                Signatures................................................................................       16

                    Exhibit (i)-- Computation of Ratio of Earnings to Fixed Charges.......................       17


                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS


                         PITNEY BOWES CREDIT CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)
                            (in thousands of dollars)


                                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                                        ---------------------------       -------------------------

                                                                              2001            2000             2001           2000
                                                                              ----            ----             ----           ----
Revenue:
  Finance income...............................................          $ 149,165       $ 150,164        $ 294,821      $ 292,270
                                                                           -------         -------          -------        -------

Expenses:
  Cost of meter transition ....................................            109,900               -          109,900              -
  Selling, general and administrative..........................             30,480          26,873           58,507         58,045
  Interest, net................................................             25,605          31,716           53,820         60,465
  Provision for credit losses..................................             11,236          15,387           24,342         32,305
  Depreciation and amortization................................              2,693           4,994            5,543          8,598
                                                                           -------         -------          -------        -------

    Total expenses.............................................            179,914          78,970          252,112        159,413
                                                                           -------         -------          -------        -------

Income (loss) before income taxes..............................            (30,749)         71,194           42,709        132,857
Provision for (benefit from) income taxes......................            (20,482)         19,822            1,347         36,046
                                                                           -------         -------          -------        -------


Net income (loss)..............................................          $ (10,267)      $  51,372        $  41,362      $  96,811
                                                                           =======         =======          =======        =======


Ratio of earnings to fixed charges.............................                  -           3.24X            1.79X          3.19X
                                                                           =======         =======          =======        =======





                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                   June 30,       December 31,
                                                                                    2001              2000
                                                                                 ---------          ---------
ASSETS

Cash and cash equivalents............................................         $      84,182      $     81,211

Investments:
  Finance assets.....................................................             2,641,165         2,842,232
  Investment in leveraged leases.....................................             1,087,985         1,024,202
  Investment in operating leases, net of accumulated depreciation....                25,165            29,477
  Allowance for credit losses........................................               (99,470)          (74,129)
                                                                                  ---------         ---------

    Net investments..................................................             3,654,845         3,821,782
                                                                                  ---------         ---------

Assets held for sale.................................................               339,754           363,622
Investment in partnership............................................               165,577           166,850
Loans and advances to affiliates.....................................               974,498           968,430
Other assets.........................................................               158,296           127,991
                                                                                  ---------         ---------

       Total assets..................................................         $   5,377,152      $  5,529,886
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................         $     953,268      $  1,004,949
Short-term notes payable to affiliates...............................               117,475           119,464
Accounts payable to affiliates.......................................               244,870           207,473
Accounts payable and accrued liabilities.............................               419,230           338,385
Deferred taxes.......................................................               569,765           592,230
Senior notes payable after one year..................................             1,043,484         1,224,819
Long-term notes payable to affiliates................................               259,000           259,000
Subordinated notes payable...........................................               362,926           362,926
                                                                                  ---------         ---------

     Total liabilities...............................................             3,970,018         4,109,246
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital in excess of par value.......................................               341,725           341,725
Retained earnings....................................................             1,026,913         1,032,915
Accumulated other comprehensive income (loss)........................                (7,504)                -
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,407,134         1,420,640
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................         $   5,377,152      $  5,529,886
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                                   Six Months Ended June 30,
                                                                                 ---------------------------

                                                                                       2001             2000
                                                                                       ----             ----
OPERATING ACTIVITIES
Net income...................................................................  $     41,362      $    96,811
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Provision for credit losses.............................................        24,342           32,305
     Depreciation and amortization...........................................         5,543            8,598
     Cost of meter transition................................................       109,900                -
     (Decrease) increase in deferred taxes...................................       (17,462)          55,065
     Increase in other assets................................................       (15,033)         (67,905)
     Increase (decrease) in accounts payable to affiliates...................        37,397          (24,952)
     Increase in accounts payable and accrued liabilities....................        68,338           19,385
Other, net...................................................................         1,159          (13,357)
                                                                                   --------         --------

Net cash provided by operating activities....................................       255,546          105,950
                                                                                   --------         --------

INVESTING ACTIVITIES
Proceeds and cash receipts from sale of discontinued operations..............             -          512,780
Proceeds from sale of credit card operations.................................             -          321,746
Collection on (investment in) revolving credit products, net.................        47,631          (44,971)
Investment in net finance assets.............................................      (346,260)        (359,098)
Investment in leveraged leases...............................................       (41,167)         (50,341)
Investment in assets held for sale...........................................      (180,998)        (334,308)
Cash receipts collected under lease contracts, net of finance
  income recognized..........................................................       576,217          603,981
Long-term loan to affiliates.................................................             -         (134,000)
Short-term loans and advances to affiliates, net.............................        (6,068)        (467,818)
                                                                                   --------         --------

Net cash provided by investing activities....................................        49,355           47,971
                                                                                   --------         --------

FINANCING ACTIVITIES
Change in commercial paper borrowings, net...................................        25,210          256,000
Change in other short-term debt, net.........................................             -         (515,835)
Proceeds from senior notes...................................................             -          177,268
Change in loans from affiliates, net.........................................        (1,989)           9,280
Repayment of senior notes....................................................      (277,787)               -
Capital contribution from Pitney Bowes Inc...................................             -          300,000
Dividends paid to Pitney Bowes Inc...........................................       (47,364)        (345,300)
                                                                                   --------         --------

Net cash used in financing activities........................................      (301,930)        (118,587)
                                                                                   --------         --------


Increase in cash and cash equivalents........................................         2,971           35,334

Cash and cash equivalents at beginning of period.............................        81,211          132,914
                                                                                   --------         --------

Cash and cash equivalents at end of period...................................  $     84,182      $   168,248
                                                                                   ========         ========

Interest paid................................................................  $     72,743      $    86,823
                                                                                   ========         ========

Income taxes refunded, net...................................................  $    (29,791)     $   (23,499)
                                                                                   ========         ========


                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




Note 1 -- General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2001 and December 31, 2000, and the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2 -- Finance Assets

The composition of the Company's finance assets is as follows:

                                                                                   June 30,       December 31,
           (in thousands of dollars)                                                 2001             2000
                                                                                  ---------        ---------

            Lease finance receivables......................................      $2,802,081       $2,831,418
            Other finance receivables .....................................         266,518          343,108
                                                                                  ---------        ---------
              Total gross finance receivables..............................       3,068,599        3,174,526
            Unguaranteed residual valuation................................         197,482          356,831
                                                                                  ---------        ---------
              Total gross finance assets ..................................       3,266,081        3,531,357
            Initial direct costs deferred..................................          42,989           43,845
            Unearned income................................................        (667,905)        (732,970)
                                                                                  ---------        ---------

              Total finance assets.........................................      $2,641,165       $2,842,232
                                                                                  =========        =========




Note 3 -- Cost of Meter Transition

During the quarter ended June 30, 2001, Pitney Bowes Inc. ("PBI") adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the recent settlement agreement with Hewlett-Packard that expanded PBI's access to technology and by its ability to move to networked products and its expectations that the U.S. and worldwide postal services will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   Note 4 -- Notes Payable
   The composition of the Company's notes payable is as follows:

                                                                                           June 30,          December 31,
         (in thousands of dollars)                                                           2001                2000
                                                                                          ---------           ---------
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 3.98% (6.37% in 2000)..........................            $  551,510          $  526,300
           Other notes payable at a weighted average interest rate
             of 7.51% in both 2001 and 2000..................................                 1,758               1,649
           Current installment of long-term debt due within one year at
              an interest rate of 6.63% to 6.80% (6.78% to 7.23% in 2000)....               400,000             477,000
                                                                                          ---------           ---------

            Total senior notes payable due within one year...................               953,268           1,004,949


            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% in both 2001 and 2000...........................             1,043,484           1,224,819
                                                                                          ---------           ---------

            Total senior notes payable.......................................             1,996,752           2,229,768
                                                                                          ---------           ---------

         Notes Payable to Affiliates:
            Due within one year at effective interest rates of
              5.09% in 2001 (5.38% in 2000)..................................               117,475             119,464
            Due after one year at an interest rate of 5.38% in 2001 and 2000.               259,000             259,000
                                                                                          ---------           ---------

            Total notes payable to affiliates................................               376,475             378,464
                                                                                          ---------           ---------
         Subordinated Notes Payable:
            Non-interest bearing notes due PBI...............................               362,926             362,926
                                                                                          ---------           ---------

         Total notes payable.................................................            $2,736,153          $2,971,158
                                                                                          =========           =========


   Interest, net, as reported on the consolidated statements of income (loss) is net of interest income earned on loans made to the Company's parent, PBI and to other affiliates. Total interest income, including income from loans to Pitney Bowes, was $12.7 million and $14.0 million for the three months ended June 30, 2001 and 2000, and $29.7 million and $22.7 million for the six months ended June 30, 2001 and 2000, respectively.

   PBCC has $425 million of unissued debt securities available at June 30, 2001 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $175 million remained available at June 30, 2001.

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

   In December 2000, PBI announced that its board of directors approved a formal plan to spin-off its Office Systems business to stockholders as an independent, publicly-traded company. The transaction is expected to be completed by the end of the third quarter 2001. Office Systems includes the copier and facsimile businesses, financing for which had been included as a component of PBCC's Internal Financing segment. For the three and six months ended June 30, 2001 operating results of Office Systems have been segregated and treated as discontinued operations by PBI. Accordingly, copier and facsimile financing is being reported as a component of Capital Services. Prior years' information has been reclassified to conform to current year presentation.

   During the quarter ended June 30, 2001, PBI adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the recent settlement agreement with Hewlett-Packard that expanded PBI's access to technology and by its ability to move to networked products and its expectations that the U.S. and worldwide postal services will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals. The impact of this charge is reflected in the Company's Internal Financing segment.

   Segmental revenue and income before income taxes for the three and six months ended June 30, 2001 and 2000 are presented below. Revenue generated outside of the United States is not considered material.

                                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                                --------------------------            -----------------------

                                                                       2001           2000               2001              2000
                                                                       ----           ----               ----              ----
    (in thousands of dollars)
    Revenue:
      Internal Financing .....................................   $  106,260     $  107,096         $  208,312        $  208,566
      Capital Services........................................       42,905         43,068             86,509            83,704
                                                                   --------       --------            -------           -------
        Total revenue.........................................   $  149,165     $  150,164         $  294,821        $  292,270
                                                                   ========       ========           ========          ========
    (Loss) income before income taxes:
       Internal Financing.....................................   $  (46,069)    $   58,717        $    13,343        $  110,666
       Capital Services.......................................       15,320         12,477             29,366            22,191
                                                                     ------       --------            -------           -------
        Total (loss) income before income taxes...............   $  (30,749)    $   71,194        $    42,709        $  132,857
                                                                   ========       ========          =========          ========

   The Company fully allocates corporate expenses to its individual segments.


   Note 6 -- Adoption of New Accounting Standards
   The Company adopted Statement of Financial Accounting Standards ("SFAS") 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) ("OCI") depending on the type of hedging instrument and the effectiveness of those hedges.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   Note 6 -- Adoption of New Accounting Standards (continued)

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

   The Company periodically enters into interest rate swaps to manage the risk associated with changes in interest rates. During the six months ended June 30, 2001, the Company recorded unrealized net losses after taxes totaling $7.5 million, including a one-time cumulative effect of accounting change that reduced OCI by $7.0 million.

   During 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB No. 101 in the fourth quarter 2000, retroactive to January 1, 2000. Adoption of this standard did not have a material impact on the Company.

   During 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Implementation of this statement did not have a material effect on results of operations, financial position or cash flows of the Company.

   In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being included into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The adoption of these accounting standards is not expected to have a material impact on the Company.

   Note7 --  Stockholder's Equity

   The following is a reconciliation of stockholder's equity:

                                                                                        Accumulated
                                                                        Capital                     Other          Total
                                                              Common   in Excess     Retained    Comprehensive  Stockholder's
   (in thousands of dollars)                                   Stock  of Par Value   Earnings    Income (Loss)     Equity
                                                               -----  ------------   --------   --------------     ------
   Balance December 31, 2000.........................      $  46,000    $  341,725 $1,032,915   $           -    $1,420,640
   Net income........................................              -             -     41,362               -        41,362
   Dividends paid to Pitney Bowes Inc................              -             -    (47,364)              -       (47,364)
   Other comprehensive income (loss):
        Cumulative effect of accounting change.......              -             -          -          (6,988)       (6,988)
         Unrealized net loss on derivative instruments             -             -          -            (516)         (516)
                                                            --------      --------  ---------     -----------     ---------

   Balance June 30, 2001.............................      $  46,000    $  341,725 $1,026,913   $      (7,504)   $1,407,134
                                                            ========      ========  =========     ============    =========

   At June 30, 2001, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at June 30, 2001 and December 31, 2000. All of the Company's stock is owned by PBI.

                         PITNEY BOWES CREDIT CORPORATION
ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Overview
During the quarter ended June 30, 2001, Pitney Bowes Inc. ("PBI") adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the recent settlement agreement with Hewlett-Packard that expanded PBI's access to technology and by its ability to move to networked products and its expectations that the U.S. and worldwide postal services will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals.

Net income for the six months ending June 30, 2001 decreased $55.4 million (57.3%) to $41.4 million compared with $96.8 million for the same period of 2000. The decrease is attributable to costs associated with PBI's transition to the next generation of networked mailing technology as described above. Excluding this charge net income would have been $107.3 million, an increase of 10.8% over the same period of 2000. This increase is driven by growth in the Internal Financing segment, higher fee- and service-based revenue and higher earnings in the leveraged lease portfolio. Net income was also affected by lower costs due to the sale of the Company's credit card operations in June 2000, as well as lower interest costs for the six months ended June 30, 2001.

On June 30, 2000 PBCC sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million.

Operating Results
Finance income from all sources increased $2.5 million (0.9%) to $294.8 million for the first six months of 2001 compared to $292.3 million for the first six months of 2000. The increase primarily reflects a combination of portfolio growth in the internal leasing business coupled with higher fee- and service-based revenue from the Company's postage payment programs, partly offset by the impact of the sale of the Company's credit card operations in June 2000.

Selling, general and administrative ("SG&A") expenses increased $0.5 million (0.8%) to $58.5 million for the first six months of 2001 compared to $58.0 million for the first six months of 2000.

Net interest expense decreased $6.7 million (11.0%) to $53.8 million for the first six months of 2001 compared to $60.5 million for the first six months of 2000. The decrease in 2001 was due to lower average borrowings required to support lower earning asset levels related to the sale of the credit card operations along with lower interest rates for the six months ended June 30, 2001. The effective interest rate on average borrowings was 6.18 percent in 2001 compared to 6.51 percent in 2000. The Company does not match fund its financing investments.

The provision for credit losses decreased $8.0 million (24.6%) to $24.3 million for the first six months of 2001 compared to $32.3 million for the first six months of 2000. The decrease is primarily due to the sale of the credit card portfolio in 2000 partly offset by growth in the Company's postage payment programs.

Depreciation and amortization decreased $3.1 million (35.5%) to $5.5 million for the first six months of 2001 compared to $8.6 million for the first six months of 2000. This decrease reflects a lower operating lease investment balance at June 30, 2001 compared to the prior year.

Provisions for income taxes were $1.3 million (an effective tax rate of 3.2%) for the first six months of 2001 compared to $36.0 million (an effective tax rate of 27.1%) for the first six months of 2000. Without the adoption of the meter transition plan, the effective tax rate would have been 29.7%, an increase of 2.6% over the first six months of 2000. This increase in the effective tax rate is primarily due to the decreased impact of certain Capital Services partnership leasing transactions entered into in prior years.

Business Segments
In December 2000, PBI announced that its board of directors approved a formal plan to spin-off its Office Systems business to stockholders as an independent, publicly traded company. The transaction is expected to be completed by the end of the third quarter 2001. Office Systems includes the copier and facsimile businesses, financing for which had been included as a component of PBCC's Internal Financing segment. For the three and six months ended June 30, 2001 operating results of Office Systems have been segregated and treated as discontinued operations by PBI. Accordingly, copier and facsimile financing is being reported as a component of the Company's Capital Services segment. Prior year's information has been reclassified to conform to current year presentation.

                         PITNEY BOWES CREDIT CORPORATION
ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Business Segments (continued)
In connection with the meter transition plan referred to above, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals. The impact of this charge is reflected in the Company's Internal Financing segment.

Revenue and income before taxes for the Company, by business segment, for the three and six months ended June 30, 2001 and 2000 are summarized below.

                                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                                --------------------------            --------------------

                                                                       2001           2000               2001          2000
                                                                       ----           ----               ----          ----
(in thousands of dollars)
Revenue:
  Internal Financing .........................................   $  106,260     $  107,096         $  208,312    $  208,566
  Capital Services............................................       42,905         43,068             86,509        83,704
                                                                   --------       --------            -------       -------
    Total revenue.............................................   $  149,165     $  150,164         $  294,821    $  292,270
                                                                   ========       ========           ========      ========
(Loss) Income before income taxes:
   Internal Financing.........................................   $  (46,069)    $   58,717        $    13,343    $  110,666
   Capital Services...........................................       15,320         12,477             29,366        22,191
                                                                   --------       --------            -------       -------
    Total (loss) income before income taxes...................   $  (30,749)    $   71,194        $    42,709    $  132,857
                                                                   ========       ========          =========      ========


Internal Financing revenue decreased 0.1 percent and income before income taxes decreased 87.9 percent for the first six months of 2001 compared to the first six months of 2000. The decrease in revenue was mainly due to the impact of the sale of the Company's credit card operations in June 2000, offset by higher internal leasing business earning asset levels and higher fee-based income attributable to postage payment programs. The decrease in income before income taxes is due to the costs associated with the meter transition plan referred to above. Excluding the impacts of the meter transition plan, the growth in income before income taxes would have been 11.4 percent, driven by the revenue impacts noted above, as well as a lower credit loss provision and lower interests costs, related to the sale of the credit card operations in 2000.

Capital Services revenue increased 3.4 percent and income before income taxes increased 32.3 percent for the first six months of 2001 compared to the first six months of 2000. The increase in revenue is driven by higher fee income and higher earnings in the leveraged lease portfolio. The increase in income before income taxes reflects these revenue improvements as well as lower depreciation and amortization costs. The Company continues to pursue a strategy of selective asset sales and limited new investments.

Portfolio Quality

Finance assets represent the Company's largest asset and its primary source of revenue. The Company's finance assets at June 30, 2001 decreased $201.1 million to approximately $2.6 billion from approximately $2.8 billion at the end of 2000. The decrease was primarily due to the write-down of certain finance assets in connection with the meter transition plan, the Company's ongoing effort to reduce Capital Services asset levels and a lower investment balance in the Company's postage payment and revolving credit products.

Lease finance receivables represent the Company's expected future rental payments on its finance leases and amounted to approximately $2.8 billion at both June 30, 2001 and December 31, 2000.

Other finance receivables primarily consist of amounts invested in the Company's postage payment and revolving credit products. The balance of other finance receivables at June 30, 2001 was $266.5 million compared to $343.1 million at December 31, 2000. The decrease primarily reflects the seasonality of postage purchases.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 2.37 percent at June 30, 2001 and 1.71 percent at December 31, 2000. PBCC charged $23.9 million against the allowance for credit losses for the six months ended June 30, 2001 compared to $36.2 million in 2000.

                         PITNEY BOWES CREDIT CORPORATION
ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources

Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 39 percent short-term and 61 percent long-term at June 30, 2001 compared to 38 percent short-term and 62 percent long-term at December 31, 2000. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 44 percent variable-rate and 56 percent fixed-rate at June 30, 2001 compared to 42 percent variable-rate and 58 percent fixed-rate at December 31, 2000. The Company may borrow through the issuance of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. Together with its parent, PBI, the Company had unused lines of credit and revolving credit facilities totaling $1.45 billion at June 30, 2001, largely supporting its commercial paper borrowings. More detailed information regarding the Company's debt is contained in Note 4 to the CONSOLIDATED FINANCIAL STATEMENTS.

PBCC has $425 million of unissued debt securities available at June 30, 2001 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $175 million remained available at June 30, 2001.

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

In March 2000, PBCC issued $43.3 million of 7.515 percent Senior Notes maturing 2002 through 2012. The proceeds from these notes were used to pay down commercial paper.

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements and foreign currency exchange forward contracts. The Company periodically enters into interest rate swap agreements as a means of managing interest rate exposure. The interest rate differential paid or received over the life of the agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. At June 30, 2001 the Company was counterparty to interest rate swap agreements with a total notional amount of $550 million.

The Company periodically enters into foreign currency exchange forward contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency exchange forward contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At June 30, 2001 there were no foreign currency exchange forward contracts outstanding.

Since the Company normally enters into derivative transactions only with members of its banking group, the credit risk of these transactions is monitored as part of the normal credit review of the banking group. The Company monitors the market risk of derivative instruments through periodic review of fair market values.

Due to the cost of the meter transition recorded during the quarter ended June 30, 2001, the Company's earnings are insufficient to cover its fixed charges for the same period. Under the Amended and Restated Finance Agreement between PBI and the Company, PBI is obligated on a quarterly basis to make payments, to the extent necessary, so that the Company's earnings available for fixed charges for the preceding one year period shall not be less than 1.25 times its fixed charges. For the 12-month period ended June 30, 2001, the ratio of the Company's earnings to fixed charges was 2.73 and no such payments were necessary. PBI has also agreed to make any past due principal, interest or premium payments on behalf of PBCC in respect to all approved debt and/or commercial paper, in the event that PBCC is unable to make such payments. To date, no such payments from PBI have been required.

                         PITNEY BOWES CREDIT CORPORATION
ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)
The Company will continue to use cash to invest in finance assets with emphasis on Internal Financing transactions and select investment in Capital Services programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent upon the level of equipment purchases from PBI, the level of Capital Services financing activity, capital requirements for new business initiatives, intercompany loans, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to come from commercial paper and intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

Regulatory Matters
During 2000, the U.S. Postal Services ("USPS") issued a proposed schedule for the phase out of manually reset electronic meters in the U.S. as follows: As of February 1, 2000 new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in 2000 can be extended to December 31, 2001.

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

PBI has submitted comments to the USPS proposed schedules described above. PBI adopted a formal meter transition plan in the second quarter of 2001 designed to transition to the next generation of networked mailing technology. See Note 3 to CONSOLIDATED FINANCIAL STATEMENTS.

As a result of PBI's aggressive efforts to meet the USPS's mechanical meter migration phase out schedule combined with PBI's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less than one percent of PBI's installed meter base at December 31, 2000 and 1999, respectively. PBI continues to work in close cooperation with the USPS to convert those mechanical meter customers who have not migrated to digital or electronic meters.

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program ("IBIP") for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the indicium specification; the technical specifications for the indicium to be printed; (ii) a Postal Security Device specification: the technical specification for the device that would contain the accounting and security features of the system; (iii) a Host specification; and (iv) a Vendor Infrastructure specification.

During the period from May 1995 through December 2000, PBI has submitted extensive comments to a series of proposed IBIP specifications issued by the USPS. In March 2000, the USPS issued the latest set of proposed specifications, entitled "Performance Criteria for Information-based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the "IBI Performance Criteria"). PBI has submitted comments to the IBI Performance Criteria. In September and October 2000, the USPS issued further proposed regulations regarding postage evidencing systems using Information Based Indicia, titled "Refunds and Exchanges" and "Production, Distribution and Information-based Indicia." PBI has submitted comments regarding those proposed regulations.

In March 2000, PBI received approval from the USPS for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria, ClickStampTM Online.

                         PITNEY BOWES CREDIT CORPORATION
ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Forward - Looking Statements

The Company wants to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (those which talk about the Company's or management's current expectations as to the future) in this Form 10-Q or any other filing by the Company, or made by the Company's management involve risks and uncertainties which may change based on various factors. Words such as "estimate", "project", "plan", "believe", "expect", "anticipate", "intend", and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include, but are not limited to:

o changes in postal regulations
o timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the Company's success at managing customer credit and residual value risks
o changes in interest rates
o terms and timing of the spin-off of Office Systems from PBI
o terms and timing of PBI restructuring plan

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


b.    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

Dated:  August 14, 2001



                                           By      /s/  MICHAEL C. COSTELLO
                                                    ----------------------

                                                      Michael C. Costello
                                                          Controller
                                                (Principal Accounting Officer)

Dated:  August 14, 2001

                                   Exhibit (i)
                Computation of Ratio of Earnings to Fixed Charges
                            (in thousands of dollars)



                                              Three Months Ended June 30,          Six Months Ended June 30,
                                              ---------------------------          -------------------------
                                                   2001(3)           2000             2001              2000
                                                   ----              ----             ----              ----

Income (loss) before income taxes.......     $  (30,749)        $  71,194       $   42,709         $ 132,857
                                                -------           -------         --------          --------
Fixed charges:
  Net interest on debt..................         25,605            31,716           53,820            60,465
  One third rent expense................             93               114              186               214
                                                -------           -------         --------          --------

Total fixed charges.....................         25,698            31,830           54,006            60,679
                                                -------           -------         --------          --------

Earnings (loss) before fixed charges....     $   (5,051)        $ 103,024       $   96,715         $ 193,536
                                                =======           =======         ========          ========

Ratio of earnings to fixed charges (1)(2)             -             3.24X            1.79X             3.19X
                                                =======           =======         ========          ========







(1) The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of net interest on debt and one third of rent expense as representative of the interest portion.

(2) Excluding the effect of the cost of meter transition, the ratio of earnings to fixed charges is 4.08 and 3.83 for the three and six months ended June 30, 2001, respectively. The ratios for the three and six months ended June 30, 2000 are unaffected.

(3) Due to the cost of the meter transition recorded during the quarter ended June 30, 2001, the Company's earnings are insufficient to cover its fixed charges for the same period. Under the Amended and Restated Finance Agreement between PBI and the Company, PBI is obligated on a quarterly basis to make payments, to the extent necessary, so that the Company's earnings available for fixed charges for the preceding one year period shall not be less than 1.25 times its fixed charges. For the 12-month period ended June 30, 2001, the ratio of the Company's earnings to fixed charges was 2.73 and no such payments were necessary.