Form 10-Q
period 2001-09-30
PITNEY BOWES CREDIT CORP
filed 2001-11-14
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 31, 2001, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION




            Part I -- FINANCIAL INFORMATION

                ITEM 1.-- FINANCIAL STATEMENTS
                    Consolidated Statements of Income:
                      Three and Nine Months Ended September 30, 2001 and 2000.............................        3
                    Consolidated Balance Sheets:
                      At September 30, 2001 and December 31, 2000.........................................        4
                    Consolidated Statements of Cash Flow:
                      Nine Months Ended September 30, 2001 and 2000.......................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................       11



            Part II -- OTHER INFORMATION


                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       16

                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       16

                Signatures................................................................................       17

                    Exhibit (i)-- Computation of Ratio of Earnings to Fixed Charges.......................       18

                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                  Three Months Ended September 30, Nine Months Ended September 30,
                                                                    ---------------------------      --------------------------


                                                                              2001            2000             2001           2000
                                                                              ----            ----             ----           ----
Revenue:
  Finance income...............................................          $ 149,219       $ 142,437        $ 444,040      $ 434,707
                                                                           -------         -------          -------        -------

Expenses:

  Cost of meter transition ....................................                  -               -          109,900              -
  Selling, general and administrative..........................             28,192          26,874           86,698         84,919
  Interest, net................................................             26,457          28,303           80,277         88,768
  Provision for credit losses..................................             12,980           9,208           37,322         41,513
  Depreciation and amortization................................              2,334           3,451            7,878         12,049
                                                                           -------         -------          -------        -------

    Total expenses.............................................             69,963          67,836          322,075        227,249
                                                                           -------         -------          -------        -------

Income before income taxes.....................................             79,256          74,601          121,965        207,458
Provision for income taxes.....................................             16,235          19,947           17,582         55,993
                                                                           -------         -------          -------        -------


Net income.....................................................          $  63,021       $  54,654        $ 104,383      $ 151,465
                                                                           -------         -------          -------        -------
                                                                           -------         -------          -------        -------

Ratio of earnings to fixed charges.............................              3.98X           3.63X            2.51X          3.33X
                                                                           =======         =======          =======        =======





                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                               September 30,      December 31,
                                                                                    2001              2000
                                                                                 ----------        ----------
ASSETS

Cash and cash equivalents............................................           $   148,345       $    81,211

Investments:

  Finance assets.....................................................             2,651,079         2,842,232
  Investment in leveraged leases.....................................             1,124,371         1,024,202
  Investment in operating leases, net of accumulated depreciation....                23,396            29,477
  Allowance for credit losses........................................               (99,770)          (74,129)
                                                                                  ---------         ---------

    Net investments..................................................             3,699,076         3,821,782
                                                                                  ---------         ---------

Assets held for sale.................................................               291,390           363,622
Investment in partnership............................................               165,530           166,850
Loans and advances to affiliates.....................................             1,010,815           968,430
Other assets.........................................................               166,654           127,991
                                                                                  ---------         ---------

       Total assets..................................................           $ 5,481,810       $ 5,529,886
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................           $   534,792       $ 1,004,949
Short-term notes payable to affiliates...............................               118,615           119,464
Accounts payable to affiliates.......................................               234,020           207,473
Accounts payable and accrued liabilities.............................               449,093           338,385
Deferred taxes.......................................................               605,111           592,230
Senior notes payable after one year..................................             1,473,463         1,224,819
Long-term notes payable to affiliates................................               259,000           259,000
Subordinated notes payable...........................................               362,926           362,926
                                                                                  ---------         ---------

     Total liabilities...............................................             4,037,020         4,109,246
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital in excess of par value.......................................               341,725           341,725
Retained earnings....................................................             1,066,252         1,032,915
Accumulated other comprehensive income (loss)........................                (9,187)                -
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,444,790         1,420,640
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................           $ 5,481,810       $ 5,529,886
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                                Nine Months Ended September 30,
                                                                                ------------------------------

                                                                                      2001              2000
                                                                                      ----              ----
OPERATING ACTIVITIES

Net income...................................................................   $  104,383       $   151,465
Adjustments to reconcile net income to net cash provided by

   operating activities:

     Provision for credit losses.............................................       37,322            41,513
     Depreciation and amortization...........................................        7,878            12,049
     Cost of meter transition................................................      109,900                 -
     Increase in deferred taxes..............................................       19,005            76,058
     Decrease (increase) in other assets.....................................          390            (2,374)
     Increase (decrease) in accounts payable to affiliates...................       26,547           (18,701)
     Increase in accounts payable and accrued liabilities....................       95,397            37,226
Other, net...................................................................        2,704           (16,835)
                                                                                  --------          --------

Net cash provided by operating activities....................................      403,526           280,401
                                                                                  --------          --------
INVESTING ACTIVITIES

Proceeds and cash receipts from sale of discontinued operations..............            -           512,780
Proceeds from sale of credit card operations.................................            -           321,746
Collection on (investment in) revolving credit products, net.................       38,974           (49,404)
Investment in net finance assets.............................................     (536,417)         (549,081)
Investment in leveraged leases...............................................      (64,938)          (81,686)
Investment in operating leases...............................................            -              (324)
Investment in assets held for sale...........................................     (268,003)         (390,213)
Cash receipts collected under lease contracts, net of finance
  income recognized..........................................................      819,126           799,822
Short-term loans and advances to affiliates, net.............................      (42,385)         (606,438)
                                                                                  --------          --------

Net cash used in investing activities........................................      (53,643)          (42,798)
                                                                                  --------          --------
FINANCING ACTIVITIES

Change in commercial paper borrowings, net...................................     (293,300)          325,525
Change in other short-term debt, net.........................................       (1,214)         (516,102)
Change in loans from affiliates, net.........................................         (849)            2,680
Proceeds from senior notes...................................................      350,000           177,268
Repayment of senior notes....................................................     (377,000)         (125,000)
Proceeds from non-recourse promissory notes..................................      111,476                 -
Repayment of non-recourse promissory notes...................................         (816)                -
Capital contribution from Pitney Bowes Inc...................................            -           300,000
Dividends paid to Pitney Bowes Inc...........................................      (71,046)         (367,950)
                                                                                  --------          --------

Net cash used in financing activities........................................     (282,749)         (203,579)
                                                                                  --------          --------


Increase in cash and cash equivalents........................................       67,134            34,024

Cash and cash equivalents at beginning of period.............................       81,211           132,914
                                                                                  --------          --------

Cash and cash equivalents at end of period...................................   $  148,345       $   166,938
                                                                                  ========          ========

Interest paid................................................................   $  104,853       $   137,528
                                                                                  --------          --------
                                                                                  --------          --------


Income taxes refunded, net...................................................   $  (46,584)      $   (50,869)
                                                                                  ========          ========

                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




Note 1 -- General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2001 and December 31, 2000, and the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2 -- Finance Assets

The composition of the Company's finance assets is as follows:

                                                                               September 30,     December 31,
           (in thousands of dollars)                                               2001              2000
                                                                                -----------       ----------


            Lease finance receivables......................................     $ 2,779,591     $  2,831,418
            Other finance receivables .....................................         294,175          343,108
                                                                                  ---------        ---------

              Total gross finance receivables..............................       3,073,766        3,174,526
            Unguaranteed residual valuation................................         179,153          356,831
                                                                                  ---------        ---------

              Total gross finance assets ..................................       3,252,919        3,531,357
            Initial direct costs deferred..................................          42,730           43,845
            Unearned income................................................        (644,570)        (732,970)
                                                                                  ---------        ---------

              Total finance assets.........................................     $ 2,651,079     $  2,842,232
                                                                                  =========        =========




Note 3 -- Cost of Meter Transition


During the second quarter of 2001, Pitney Bowes Inc. ("PBI") adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the recent settlement agreement with Hewlett-Packard that expanded PBI's access to technology and by its ability to move to networked products and its expectations that the U.S. and worldwide postal services will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   Note 4 -- Notes Payable
   The composition of the Company's notes payable is as follows:

                                                                                       September 30,        December 31,
         (in thousands of dollars)                                                          2001                2000
                                                                                         ----------          ----------
         Senior Notes Payable:
           Commercial paper at the weighted average

             interest rate of 3.25% (6.37% in 2000)..........................         $     233,000        $    526,300
           Other notes payable at a weighted average interest rate
             of 7.51% in both 2001 and 2000...................................                1,792               1,649
           Current installment of long-term debt due within one year at
              an interest rate of 6.63% to 6.80% (6.78% to 7.23% in 2000)....               300,000             477,000
                                                                                          ---------           ---------

            Total senior notes payable due within one year...................               534,792           1,004,949



            Senior notes payable due after one year at interest rates of

              5.65% to 9.25% in both 2001 and 2000...........................             1,418,133           1,224,819
            Non-recourse promissory notes at interest rate of 7.24% in 2001..                55,330                   -
                                                                                          ---------           ---------
            Total senior notes payable due after one year....................             1,473,463           1,224,819
                                                                                          ---------           ---------

            Total senior notes payable.......................................             2,008,255           2,229,768
                                                                                          ---------           ---------

         Notes Payable to Affiliates:

            Due within one year at a weighted average interest rate
              of 3.86% in 2001 (5.38% in 2000)...............................               118,615             119,464
            Due after one year at an interest rate of 5.38% in 2001 and 2000.               259,000             259,000
                                                                                          ---------           ---------

            Total notes payable to affiliates................................               377,615             378,464
                                                                                          ---------           ---------
         Subordinated Notes Payable:

            Non-interest bearing notes due PBI...............................               362,926             362,926
                                                                                          ---------           ---------
         Total notes payable.................................................         $   2,748,796        $  2,971,158
                                                                                          =========           =========


   Interest, net, as reported on the consolidated statements of income is net of interest income earned on loans made to the Company's parent, PBI and to other affiliates. Total interest income, including income from loans to Pitney Bowes, was $11.6 million and $18.8 million for the three months ended September 30, 2001 and 2000, and $41.3 million and $41.5 million for the nine months ended September 30, 2001 and 2000, respectively.

   PBCC has $75 million of unissued debt securities available at September 30, 2001 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $75 million remained available at September 30, 2001.

   In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

   In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 234 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at September 30, 2001 with a total principal balance of $55.3 million. These notes are serviced by the underlying lease transaction payments.

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

   In December 2000, PBI announced that its board of directors approved a formal plan to spin-off its Office Systems business to stockholders as an independent, publicly-traded company. On November 12, 2001, the Board of Directors designated December 3, 2001 as the date for the spin-off of Office Systems, under the name Imagistics International Inc. ("Imagistics"). On that date, PBI will pay a special stock dividend of Imagistics common stock to Pitney Bowes common stockholders. Through this special dividend, Pitney Bowes will distribute 100 percent of the shares of Imagistics stock. Each eligible Pitney Bowes common stockholder of record on November 19, 2001 will receive
   0.08 shares of Imagistics stock for each share of Pitney Bowes stock. The Internal Revenue Service has notified PBI that the spin-off will be tax free as provided for under the Internal Revenue Code. Office Systems includes the copier and facsimile businesses, financing for which had been included as a component of PBCC's Internal Financing segment. For the three and nine months ended September 30, 2001 operating results of Office Systems have been segregated and treated as discontinued operations by PBI. Accordingly, copier and facsimile financing is being reported as a component of Capital Services. Prior years' information has been reclassified to conform to current year presentation.

   During the second quarter of 2001, PBI adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the recent settlement agreement with Hewlett-Packard that expanded PBI's access to technology and by its ability to move to networked products and its expectations that the U.S. and worldwide postal services will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals. The impact of this charge is reflected in the Company's Internal Financing segment.

   Segmental revenue and income before income taxes for the three and nine months ended September 30, 2001 and 2000 are presented below. Revenue generated outside of the United States is not considered material.

                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                            -------------------------------      ------------------------------

                                                                       2001           2000               2001              2000
                                                                       ----           ----               ----              ----
    (in thousands of dollars)
    Revenue:
      Internal Financing .....................................  $    98,198    $    96,958         $  306,510        $  305,524
      Capital Services........................................       51,021         45,479            137,530           129,183
                                                                    -------        -------            -------           -------
           Total revenue......................................  $   149,219    $   142,437         $  444,040        $  434,707
                                                                   ========       ========          =========          ========
    Income before income taxes:
       Internal Financing.....................................  $    58,855    $    58,104         $   72,198        $  168,770
       Capital Services.......................................       20,401         16,497             49,767            38,688
                                                                    -------        -------            -------           -------
           Total income before income taxes...................  $    79,256    $    74,601         $  121,965        $  207,458
                                                                  =========      =========           ========          ========


   The Company fully allocates corporate expenses to its individual segments.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   Note 6 -- Adoption of New Accounting Standards

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS No. 133 requires that all derivatives be recorded on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) ("OCI") depending on the type of hedging instrument and the effectiveness of those hedges.

   All of the derivatives used by the Company as hedges are highly effective as defined by SFAS No. 133 because all of the critical terms of the derivatives match those of the hedged items. The derivatives used by the Company have been designated as either cash flow or fair value hedges at the time of adoption of SFAS No. 133. Derivatives designated as cash flow hedges consist of interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges consist of interest rate swaps related to fixed-rate debt. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

   The Company periodically enters into interest rate swaps to manage the risk associated with changes in interest rates. During the nine months ended September 30, 2001, the Company recorded unrealized net losses after taxes totaling $9.2 million, including a one-time cumulative effect of accounting change that reduced OCI by $7.0 million.

   During 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ended December 31, 2000. The adoption of this standard did not have a material impact on the Company.

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

   In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and applies to all entities. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective January 1, 2003 for the Company. The Company is currently evaluating the impact of this statement.

   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of APB Opinion 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 for the Company. The Company is currently evaluating the impact of this statement.

   In September 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". EITF 01-10 provides guidance for accounting for the effects of the events of September 11, 2001 in financial statements. The Company believes it is in compliance with these standards in all material respects.




                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   Note 7 --  Stockholder's Equity

   The following is a reconciliation of stockholder's equity:

                                                                                                   Accumulated
                                                                           Capital                    Other         Total
                                                              Common      in Excess   Retained    Comprehensive Stockholder's
   (in thousands of dollars)                                   Stock    of Par Value  Earnings    Income (Loss)    Equity
                                                               -----    ------------  --------    -------------    ------


   Balance December 31, 2000.........................      $    46,000    $  341,725  $ 1,032,915  $        -   $ 1,420,640
   Net income........................................                -             -      104,383           -       104,383
   Dividends paid to Pitney Bowes Inc................                -             -      (71,046)          -       (71,046)
   Other comprehensive income (loss):
        Cumulative effect of accounting change.......                -             -            -      (6,988)       (6,988)
         Unrealized net loss on derivative instruments               -             -            -      (2,199)       (2,199)
                                                               -------       -------     --------     -------      --------
   Balance September 30, 2001........................      $    46,000    $  341,725  $ 1,066,252  $   (9,187)  $ 1,444,790
                                                               =======       =======    =========     =======     =========


   At September 30, 2001, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at September 30, 2001 and December 31, 2000. All of the Company's stock is owned by PBI.

                         PITNEY BOWES CREDIT CORPORATION

      ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview


In June 2001, Pitney Bowes Inc. ("PBI") adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the recent settlement agreement with Hewlett-Packard that expanded PBI's access to technology and by its ability to move to networked products and its expectations that the U.S. and worldwide postal services will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals.

In June 2000, PBCC sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million.

Net income for the nine months ending September 30, 2001 decreased $47.1 million (31.1%) to $104.4 million compared with $151.5 million for the same period of 2000. The decrease is attributable to costs associated with PBI's transition to the next generation of networked mailing technology as described above. Excluding this charge net income would have been $170.3 million, an increase of 12.5% over the same period of 2000. This increase is driven by growth in the Internal Financing segment, higher fee- and service-based revenue and higher earnings in the leveraged lease portfolio. Net income was also affected by lower costs due to the sale of the Company's credit card operations in June 2000, as well as lower interest costs for the nine months ended September 30, 2001.


Operating Results

Finance income from all sources increased $9.3 million (2.1%) to $444.0 million for the first nine months of 2001 compared to $434.7 million for the first nine months of 2000. The increase primarily reflects a combination of higher fee- and service-based revenue from the Company's Capital Services and postage payment programs coupled with portfolio growth in the internal leasing business, partly offset by the impact of the sale of the Company's credit card operations in June 2000.

Selling, general and administrative ("SG&A") expenses increased $1.8 million (2.1%) to $86.7 million for the first nine months of 2001 compared to $84.9 million for the first nine months of 2000.

Net interest expense decreased $8.5 million (9.6%) to $80.3 million for the first nine months of 2001 compared to $88.8 million for the first nine months of 2000. The decrease in 2001 is due to lower average borrowings required to support lower earning asset levels along with lower interest rates for the nine months ended September 30, 2001. The lower earning asset levels relate to the sale of the credit card operations as previously discussed. The effective interest rate on average borrowings was 5.79 percent in 2001 compared to 6.75 percent in 2000. The Company does not match fund its financing investments.

The provision for credit losses decreased $4.2 million (10.1%) to $37.3 million for the first nine months of 2001 compared to $41.5 million for the first nine months of 2000. The decrease is primarily due to the sale of the credit card portfolio in 2000 partly offset by growth in the Company's postage payment programs and portfolio growth in the internal leasing business.

Depreciation and amortization decreased $4.2 million (34.6%) to $7.9 million for the first nine months of 2001 compared to $12.0 million for the first nine months of 2000. This decrease reflects a lower operating lease investment balance at September 30, 2001 compared to the prior year.

Provisions for income taxes were $17.6 million (an effective tax rate of 14.4%) for the first nine months of 2001 compared to $56.0 million (an effective tax rate of 27.0%) for the first nine months of 2000. Without the adoption of the meter transition plan, the effective tax rate would have been 26.5%, a decrease of 0.5% over the first nine months of 2000. This decrease in the effective tax rate is primarily due to an increase in tax exempt income recorded in the current year.

Business Segments
In December 2000, PBI announced that its board of directors approved a formal plan to spin-off its Office Systems business to stockholders as an independent, publicly traded company. On November 12, 2001, the Board of Directors designated December 3, 2001 as the date for the spin-off of Office Systems, under the name Imagistics International Inc. ("Imagistics"). On that date, PBI will pay a special stock dividend of Imagistics common stock to Pitney Bowes common stockholders. Through this special dividend, Pitney Bowes will distribute 100 percent of the shares of Imagistics stock. Each eligible Pitney Bowes common stockholder of record on November 19, 2001 will receive 0.08 shares of Imagistics stock for each share of Pitney Bowes stock.

                         PITNEY BOWES CREDIT CORPORATION

     ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Business Segments (continued)
The Internal Revenue Service has notified PBI that the spin-off will be tax free as provided for under the Internal Revenue Code. Office Systems includes the copier and facsimile businesses, financing for which had been included as a component of PBCC's Internal Financing segment. For the three and nine months ended September 30, 2001 operating results of Office Systems have been segregated and treated as discontinued operations by PBI. Accordingly, copier and facsimile financing is being reported as a component of the Company's Capital Services segment. Prior year's information has been reclassified to conform to current year presentation.


In connection with the meter transition plan referred to above, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals. The impact of this charge is reflected in the Company's Internal Financing segment.


Revenue and income before income taxes for the Company, by business segment, for the three and nine months ended September 30, 2001 and 2000 are summarized below.

                                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                                               ------------------------          -----------------------


(in thousands of dollars)                                              2001           2000               2001          2000
                                                                       ----           ----               ----          ----

Revenue:

  Internal Financing .........................................  $    98,198    $    96,958          $ 306,510    $  305,524
  Capital Services............................................       51,021         45,479            137,530       129,183
                                                                    -------        -------            -------       -------
       Total revenue..........................................  $   149,219    $   142,437          $ 444,040    $  434,707
                                                                  =========       ========            =======      ========

Income before income taxes:

   Internal Financing.........................................  $    58,855    $    58,104          $  72,198    $  168,770
   Capital Services...........................................       20,401         16,497             49,767        38,688
                                                                    -------        -------             ------       -------
       Total income before income taxes.......................  $    79,256    $    74,601          $ 121,965    $  207,458
                                                                  =========      =========            =======      ========

Internal Financing revenue increased 0.3 percent and income before income taxes decreased 57.2 percent for the first nine months of 2001 compared to the first nine months of 2000. The increase in revenue was mainly due to higher internal leasing business earning asset levels and higher fee-based income attributable to postage payment programs, offset by the impact of the sale of the Company's credit card operations in June 2000. Excluding the credit card revenues in 2000, revenue growth would have been 6.9 percent. The decrease in income before income taxes is due to the costs associated with the meter transition plan referred to above. Excluding the impacts of the meter transition plan, the growth in income before income taxes would have been 7.9 percent, driven by the revenue impacts noted above, as well as a lower credit loss provision and lower interest costs, related to the sale of the credit card operations in 2000.

Capital Services revenue increased 6.5 percent and income before income taxes increased 28.6 percent for the first nine months of 2001 compared to the first nine months of 2000. The increase in revenue is driven by higher fee income and higher earnings in the leveraged lease portfolio. The increase in income before income taxes reflects these revenue improvements, lower interest and lower depreciation and amortization costs. The Company continues to pursue a strategy of selective asset sales and limited new investments.

Portfolio Quality
Finance assets represent the Company's largest asset and its primary source of revenue. The Company's finance assets at September 30, 2001 decreased $191.2 million to approximately $2.7 billion from approximately $2.8 billion at the end of 2000. The decrease was primarily due to the write-down of certain finance assets in connection with the meter transition plan, the Company's ongoing effort to limit Capital Services asset levels and a lower investment balance in the Company's postage payment and revolving credit products.


Lease finance receivables represent the Company's expected future rental payments on its finance leases and amounted to approximately $2.8 billion at both September 30, 2001 and December 31, 2000.


Other finance receivables primarily consist of amounts invested in the Company's postage payment and revolving credit products. The balance of other finance receivables at September 30, 2001 was $294.2 million compared to $343.1 million at December 31, 2000. The decrease primarily reflects the seasonality of postage purchases.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 2.39 percent at September 30, 2001 and 1.71 percent at December 31, 2000. PBCC charged $36.6 million against the allowance for credit losses for the nine months ended September 30, 2001 compared to $50.6 million in 2000.

                         PITNEY BOWES CREDIT CORPORATION
      ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 25 percent short-term and 75 percent long-term at September 30, 2001 compared to 38 percent short-term and 62 percent long-term at December 31, 2000. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 25 percent variable-rate and 75 percent fixed-rate at September 30, 2001 compared to 42 percent variable-rate and 58 percent fixed-rate at December 31, 2000. The Company may borrow through the issuance of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. Together with its parent, PBI, the Company had unused lines of credit and revolving credit facilities totaling $1.45 billion at September 30, 2001, largely supporting its commercial paper borrowings. More detailed information regarding the Company's debt is contained in Note 4 to the CONSOLIDATED FINANCIAL STATEMENTS.

PBCC has $75 million of unissued debt securities available at September 30, 2001 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $75 million remained available at September 30, 2001.

In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 234 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at September 30, 2001 with a total principal balance of $55.3 million. These notes are serviced by the underlying lease transaction payments.


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


In April 2000, certain partnerships controlled by affiliates of PBCC issued a total of $134 million of Series A and Series B Secured Floating Rate Senior Notes (the "Notes"). The Notes are due in 2003 and bear interest at 7.443 percent. The proceeds from the Notes were used to purchase subordinated debt obligations from PBI ("PBI Obligations"). The PBI Obligations have a principal amount of $134 million and are due in 2010. The PBI Obligations bear an interest rate of 8.073 percent for the first three years and reset in May 2003 and each third anniversary of the first reset date.


In March 2000, PBCC issued $43.3 million of 7.515 percent Senior Notes maturing 2002 through 2012. The proceeds from these notes were used to pay down commercial paper.

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements and foreign currency exchange forward contracts. The Company periodically enters into interest rate swap agreements as a means of managing interest rate exposure. The interest rate differential paid or received over the life of the agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. At September 30, 2001 the Company was counterparty to interest rate swap agreements with a total notional amount of $550 million.

The Company periodically enters into foreign currency exchange forward contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency exchange forward contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At September 30, 2001 there were no foreign currency exchange forward contracts outstanding.

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

Regulatory Matters
During 2000, the U.S. Postal Service ("USPS") issued a proposed schedule for the phase out of manually reset electronic meters in the U.S. as follows: As of February 1, 2000 new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in 2000 can be extended to December 31, 2001.

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


PBI has submitted comments to the USPS proposed schedules described above. PBI adopted a formal meter transition plan in the second quarter of 2001 to transition to the next generation of networked mailing technology. See Note 3 to CONSOLIDATED FINANCIAL STATEMENTS.

As a result of PBI's aggressive efforts to meet the USPS's mechanical meter migration phase out schedule combined with PBI's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less than one percent of PBI's installed meter base at September 30, 2001 and December 31, 2000. PBI continues to work, in close cooperation with the USPS, to convert those mechanical meter customers who have not migrated to digital or electronic meters.

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program ("IBIP") for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the indicium specification - the technical specifications for the indicium to be printed; (ii) a Postal Security Device specification - the technical specification for the device that would contain the accounting and security features of the system; (iii) a Host specification; and (iv) a Vendor Infrastructure specification.

During the period from May 1995 through December 2000, PBI has submitted extensive comments to a series of proposed IBIP specifications issued by the USPS. In March 2000, the USPS issued the latest set of proposed specifications, entitled "Performance Criteria for Information-Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the "IBI Performance Criteria"). PBI has submitted comments to the IBI Performance Criteria. In September and October 2000, the USPS issued further proposed regulations regarding postage evidencing systems using Information-Based Indicia, titled "Refunds and Exchanges" and "Production, Distribution and Use of Postal Security Devices and Information-Based Indicia" and submitted revised versions of those proposed regulations in August 2001. PBI has submitted comments regarding each of those proposed regulations.


In March 2000, PBI received approval from the USPS for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria, ClickStampTM Online.

                         PITNEY BOWES CREDIT CORPORATION
      ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Forward - Looking Statements


The Company wants to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by the Company's management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the Company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate", "project", "plan", "believe", "expect", "anticipate", "intend", and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include:

o changes in international or national political or economic conditions
o changes in postal regulations
o timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the Company's success at managing customer credit and residual value risks
o changes in interest rates
o terms and timing of the spin-off of Office Systems from PBI
o terms and timing of PBI restructuring plan
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

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


ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a.Financial Statements - see index on page 2
          Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         Reg S-K                            Incorporation
          Exhibits                           Description                           by Reference
        ---------          ----------------------------------------              ---------------
            (12)           Computation of Ratio of Earnings to Fixed Charges       See Exhibit (i)
                                                                                   on page 18


                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available on request.



b.No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


Dated:  November 14, 2001




                                           By      /s/  MICHAEL C. COSTELLO
                                                    ----------------------

                                                      Michael C. Costello
                                                          Controller
                                                (Principal Accounting Officer)


Dated:  November 14, 2001

                                   Exhibit (i)
                Computation of Ratio of Earnings to Fixed Charges
                            (in thousands of dollars)



                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                           ------------------------------         -----------------------------

                                                   2001              2000               2001(2)            2000
                                                   ----              ----               -------            ----

Income before income taxes..............     $   79,256        $   74,601             $ 121,965       $ 207,458
                                                -------           -------               -------         -------
Fixed charges:

  Net interest on debt..................         26,457            28,303                80,277          88,768
  One third rent expense................            152                93                   338             307
                                                -------           -------               -------         -------


Total fixed charges.....................         26,609            28,396                80,615          89,075
                                                -------           -------               -------         -------


Earnings before fixed charges...........     $  105,865        $  102,997             $ 202,580       $ 296,533
                                                =======           =======               =======         =======


Ratio of earnings to fixed charges (1)..          3.98X             3.63X                 2.51X           3.33X
                                                =======           =======               =======         =======







(1) The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of net interest on debt and one third of rent expense as representative of the interest portion.


(2) Excluding the effect of the cost of meter transition recorded in the second quarter of 2001, the ratio of earnings to fixed charges is 3.88 times for the nine months ended September 30, 2001.