Form 10-K
period 2001-12-31
PITNEY BOWES CREDIT CORP
filed 2002-03-28
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                               ------------------


                                    FORM 10-K

                               ------------------


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

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

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 28, 2002: None

As of March 28, 2002, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION  I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

                         PITNEY BOWES CREDIT CORPORATION




            Part I

                 Item 1.-- Business................................................................       3
                 Item 2.-- Properties..............................................................       7
                 Item 3.-- Legal proceedings.......................................................       7
                 Item 4.-- Submission of matters to a vote of security holders.....................       7

            Part II

                 Item 5.-- Market for the registrant's common equity and related
                               stockholder matters.................................................       7
                 Item 6.-- Selected financial data.................................................       8
                 Item 7.-- Management's discussion and analysis of financial
                               condition and results of operations.................................       9
                 Item 7A. -- Quantitative and qualitative disclosures about market risk............      18
                 Item 8.-- Financial statements and supplementary data.............................      19
                 Item 9.-- Changes in and disagreements with accountants on
                               accounting and financial disclosure.................................      43

            Part III

                 Item 10.-- Directors and executive officers of the registrant.....................      43
                 Item 11.-- Executive compensation.................................................      43
                 Item 12.-- Security ownership of certain beneficial owners and
                               management..........................................................      43
                 Item 13.-- Certain relationships and related transactions.........................      43

            Part IV

                 Item 14.-- Exhibits, financial statement schedules and reports on Form 8-K........      44
                 Index to exhibits.................................................................      44
                 Signatures........................................................................      47


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

The Internal Financing Division ("IFD") of PBCC provides marketing support to PBI. Equipment financed for the IFD lease financing programs include mailing, paper handling and shipping equipment and scales. Transaction sizes generally range from $500 to $500,000, although historically most transactions have occurred in the $1,000 to $10,000 range, with lease terms generally from 36 to 60 months. As part of its focus on small business solutions, the Company offers various products targeted toward the small business owner. IFD also offers customers convenient alternatives for the purchase of postage. Purchase Power(R) and Postal Privilege(R) offer customers a revolving credit facility for postage purchases, while the Reserve Account allows customers to prepay for postage and earn interest on their deposits in the form of free postage. PBCC earns income on transaction fees as well as interest on balances from customers choosing to use the credit facility.

In June 2000, PBCC sold its PitneyWorksSM , Business RewardsSM Visa(R), and Business Visa(R) card operations, including credit card receivables of approximately $322 million.

PBCC's Capital Services Division ("CSD") operates in the commercial and industrial market by offering financial services to its customers for products not manufactured or sold by PBI or its subsidiaries. Products financed through Capital Services Division financing programs include mail processing equipment for postal authorities, commercial and non-commercial aircraft, real estate, over-the-road trucks and trailers, locomotives, railcars, rail and bus facilities, office equipment and high-technology equipment such as data processing and communications equipment. Transaction sizes (other than aircraft leases) generally range from $500,000 to several million dollars, with original lease terms generally from 7 to 21 years. Aircraft transaction sizes range up to $31 million for non-commercial aircraft and up to $52 million for commercial aircraft. Original lease terms are generally up to twelve years for non-commercial aircraft and from 20 to 24 years for commercial aircraft. The Company has also participated in leveraged lease transactions including nine commercial aircraft leveraged lease transactions with a net investment of $301.3 million at December 31, 2001.

PBCC's Capital Services Division is also responsible for managing Pitney Bowes Real Estate Financing Corporation ("PREFCO"), a wholly-owned subsidiary of PBCC providing lease financing for commercial real estate properties. Both PBCC and Pitney Bowes have provided capital for PREFCO's investments.

On December 3, 2001, PBI completed the spin-off of its Office Systems business to stockholders as an independent, publicly-traded company, under the name of Imagistics International Inc. ("Imagistics"). PBI distributed 100 percent of the shares of Imagistics stock through a special stock dividend of Imagistics common stock to Pitney Bowes common stockholders. Each eligible Pitney Bowes common stockholder of record on November 19, 2001 received 0.08 shares of Imagistics stock for each share of Pitney Bowes stock. Office Systems included the copier and facsimile businesses. As a result of the spin-off, copier and facsimile equipment financing is reported as a component of Capital Services.

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

The Company's gross finance assets outstanding for the Internal Financing and Capital Services programs at December 31, 1997 through 2001 are presented in
ITEM 6 SELECTED FINANCIAL DATA. Total Company gross finance assets at
December 31, 2001 were $3.4 billion, of which approximately 63 percent was related to mailing, paper handling and shipping products, 9 percent to postage payment programs receivables, 9 percent to copier and office equipment, 5 percent to commercial aircraft, 4 percent to telecommunications equipment, 2 percent to mining and manufacturing products, 2 percent to railcars and 2 percent to transportation equipment. Total net investment in finance assets amounted to $2.8 billion at December 31, 2001 and 2000.

At December 31, 2001, PBCC's largest customer accounted for $94.5 million, or
3.0 percent of gross finance receivables, and the Company's ten largest customers accounted for $379.7 million in gross finance receivables, or 12.0 percent of the receivable portfolio.

CREDIT POLICIES

PBCC's management and Board of Directors establish credit approval limits at regional, divisional, subsidiary and corporate levels based on the credit quality of the customer and the type of equipment financed. The Company and PBI have established an Automatic Approval Program ("AAP") for certain leases within the Internal Financing Programs. The AAP program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for customers with common credit characteristics. The program dictates the criteria under which PBCC will accept a customer without performing a more detailed credit investigation. The AAP considers criteria such as maximum equipment cost, a customer's time in business and current payment experience with PBCC.

PBCC bases credit decisions primarily on a customer's financial strength. However, with the Company's Capital Services programs, collateral values may also be considered.

CREDIT EXPERIENCE

The percentage of receivables over 30 days delinquent was 4.7 percent at December 31, 2001, 4.6 percent at December 31, 2000 and 4.7 percent at December 31, 1999.

PBCC has charged against the allowance for credit losses $44.9 million, $62.3 million and $85.8 million in 2001, 2000 and 1999, respectively. The decrease in 2000 is attributable to write-offs in 1999 related to accounts retained in the sale of CPLC in 1998. For further information see Note 6 to the CONSOLIDATED FINANCIAL STATEMENTS.

RELATIONSHIP WITH PITNEY BOWES INC.

PBCC is PBI's domestic finance subsidiary and provides the largest financing support for PBI's Global Mailing and Enterprise Solutions segments. Equipment sales to PBCC as a percentage of PBI's consolidated revenue from continuing operations were 13.4 percent in 2001 and 14.0 percent in 2000.

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

In connection with the buyback provision of the Operating Procedures, PBCC has the option to request a buyback from PBI for equipment subject to a lease terminated or canceled, provided the equipment is available for repossession. Following such buyback, PBI is responsible for the repossession and disposition of equipment. The buyback provision sets forth a stipulated amount that is payable by PBI to PBCC for certain terminated leases; such amount is calculated on the basis of a declining percentage, based upon the passage of time, of the original total invoice value to PBCC. The difference between the buyback amount received from PBI and the remaining value of the lease usually results in a loss that is charged against PBCC's allowance for credit losses.

Finance Agreement-Pursuant to the Amended and Restated Finance Agreement (the "Finance Agreement") dated June 12, 1995, between PBI and PBCC, PBI has agreed to retain, directly or indirectly, ownership of the majority of the outstanding shares of capital stock of the Company having voting power in the election of directors, to make payments, if necessary, to enable the Company to maintain a ratio of income available for fixed charges as defined to such fixed charges of
1.25 to 1 as of the end of each fiscal quarter, and to provide or cause to be provided funds sufficient to make timely payment of any principal, interest or premium in respect of any of the Company's indebtedness for borrowed money that has the benefit of the Finance Agreement if the Company is unable to make such payment.

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

Under the terms of the Finance Agreement and the Indenture dated as of November 1, 1995 (the "1995 Indenture"), between the Company and JP Morgan Chase Bank (successor to Chemical Bank), as Trustee (the "1995 Trustee"), the Finance Agreement may not be amended, in any material respect, or terminated while the Company has any series of debt securities issued under the 1995 Indenture or any series of other debt outstanding that is, by its express terms, entitled to the provisions of the Finance Agreement unless at least two nationally recognized statistical rating agencies that have been rating such series of debt, confirm that their ratings for such series of debt will not be downgraded as a result or the holders of at least a majority of the outstanding principal amount of such series of debt have consented in writing.

Under the Indenture dated as of May 1, 1985 (together with all Supplemental Indentures as noted in Part IV Item 14(a) 3, the "Indenture"), between PBCC and SunTrust Bank (successor to Bankers Trust Company, effective December 16,
1996), as Trustee (the "Trustee"), PBCC agreed it would not waive compliance with, or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the Indenture. In addition, PBI has entered into a Letter Agreement with the Trustee pursuant to which it agreed, among other things, that it would not default under the Finance Agreement nor terminate the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities issued under the Indenture.

Tax Sharing Agreement-The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. Under the Tax Sharing Agreement, dated April 1, 1977, between the Company and Pitney Bowes (the "Tax Sharing Agreement"), the Company makes payment to Pitney Bowes for its share of consolidated income taxes, or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. The Tax Sharing Agreement can be canceled by either PBI or PBCC upon twelve months written notice.

PITNEY BOWES INC.

PBI, a Delaware corporation organized in 1920, is listed on the New York Stock Exchange. Headquartered in Stamford, Connecticut, PBI employed 32,724 persons worldwide at December 31, 2001. PBI operates in three reportable segments:
Global Mailing, Enterprise Solutions and Capital Services.

The Global Mailing segment includes worldwide revenues and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, such as mail finishing and software-based mail creation equipment. Also included in this segment are software-based shipping, transportation and logistics systems, related supplies and services, and postal payment solutions and supply chain solutions such as order management and fulfillment support. In accordance with postal regulations, postage meters may not be sold in the United States; they are rented to users and therefore are not subject to lease by PBCC.

The Enterprise Solutions segment comprises two divisions - Pitney Bowes Management Services and Document Messaging Technologies. Pitney Bowes Management Services includes revenues and related expenses from facilities management contracts for advanced mailing, reprographic, document management and other high-value services. Document Messaging Technologies includes revenues and related expenses from the sale, service and financing of high speed, software-enabled production mail systems, sortation equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software.

The Capital Services segment comprises primarily asset and fee-based income generated by financing or arranging transactions of critical large-ticket customer assets. Also included in this segment are revenues and related expenses associated with the strategic financing of equipment for postal authorities around the world.

At December 31, 2001, PBI and its consolidated subsidiaries had total assets of $8.3 billion and stockholders' equity of $0.9 billion. For the year ended December 31, 2001, PBI's consolidated revenue and income from continuing operations were $4.1 billion and $514.3 million, respectively, compared with $3.9 billion and $563.1 million, respectively, for 2000.

COMPETITION AND REGULATION

The finance business is highly competitive with aggressive rate competition. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete in varying degrees in the several markets in which PBCC does business and range from very large diversified financial institutions to many small, specialized firms. In view of the market fragmentation and absence of any dominant competitors, which result from such competition, it is not possible to provide a meaningful description of PBCC's competitive position in its markets. While financing rates are generally considered by customers to be the principal factor in choosing a financing source, the Company believes there are additional important factors related to a customer's decision, including simplicity of documentation, flexibility and ease of doing business over the duration of the contract. PBCC seeks to distinguish itself from its competition by providing excellent service to its customers.

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

Several states have ceilings on interest rates, which may be charged to commercial customers on secured lending transactions. PBCC may be required to charge lower interest rates in certain jurisdictions than it charges elsewhere, or to cease offering secured lending transactions in such states. PBCC does not extend consumer credit as defined in the Federal Consumer Credit Protection Act. Accordingly, PBCC's financing transactions are not subject to that Act.

FUNDING POLICY

PBCC's borrowing strategy is to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements ("interest rate swaps") to control its sensitivity to interest rate volatility. The Company utilizes interest rate swaps when it considers the economic benefits to be favorable. Interest rate swaps have been principally utilized to fix interest rates on variable rate debt and/or obtain a lower cost on debt than would otherwise be available absent the swap. (See ITEM 7A.- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for information regarding market risk.) The Company may borrow through the sale of commercial paper, under its confirmed bank lines of credit and by private and public offerings of intermediate- or long-term debt securities. In August 1999, the Company established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D having maturities of nine months or more, of which $75 million aggregate principal amount remains available for issuance as of December 31, 2001. See Note 11 to the CONSOLIDATED FINANCIAL STATEMENTS.

While the Company's funding strategy of balancing short-term and long-term borrowings and variable- and fixed-rate debt may reduce sensitivity to interest rate changes over the long-term, effective interest costs have been and will continue to be impacted by interest rate changes. The Company periodically adjusts prices on its new leasing and financing transactions to reflect changes in interest rates; however, the impact of these rate changes on revenue is usually less immediate than the impact on borrowing costs.

EMPLOYEE RELATIONS

At December 31, 2001, there were 488 individuals employed by the Company and its subsidiaries. Employee relations are considered to be highly satisfactory. Management follows the policy of keeping employees informed of its decisions, and encourages and implements suggestions whenever practicable.



                              ITEM 2. -- PROPERTIES

PBCC's executive and administrative offices are located in Shelton, Connecticut, which it leases from PBI. The remaining lease term is for 11 years, cancelable upon mutual agreement. Except for its executive offices, all of the Company's remaining office space is occupied under operating leases with original terms ranging from one to ten years. PBCC has nine district sales offices in or near major metropolitan areas throughout the United States.


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


ITEM 4.-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I 2 (c).




                                     PART II

Item 5.-- Market for the registrant's common equity and related stockholder matters

All of the Company's common stock is owned by Pitney Bowes Inc. Accordingly, there is no public trading market for the Company's common stock. The Board of Directors declared and the Company paid cash dividends to PBI in amounts totaling $94.6 million in 2001, $390.6 million in 2000 and $85.0 million in 1999. Additionally in 2001, the Board of Directors declared and the Company paid a dividend to PBI of $2.2 million, in the form of shares of capital stock of a PBI subsidiary. The Company intends to continue payment of dividends to PBI in 2002.

                         PITNEY BOWES CREDIT CORPORATION
                       Item 6. -- Selected financial data

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed financial statements and related notes thereto included under Item 8 of this report.


       (Dollars in thousands)                                                          December 31,
                                           ---------------------------------------------------------------------------------------

       For the Years Ended (1)                                 2001            2000           1999            1998            1997
       -------------------                                     ----            ----           ----            ----            ----

       Finance income...............................     $   587,759    $   579,089    $   568,689    $   514,287      $   524,913
       Equipment sales..............................               -              -          8,206              -                -
       Cost of meter transition.....................         109,900              -              -              -                -
       Selling, general and administrative expenses.         116,368        111,232        122,886         99,067           98,542
       Depreciation and amortization................          10,194         18,998         32,053         10,040           15,218
       Cost of equipment sales......................               -              -          8,206              -                -
       Provision for credit losses..................          49,710         55,787         41,917         36,080           34,076
       Interest expense, net........................         103,465        114,882        121,210        124,411          154,634
                                                            --------       --------       --------       --------         --------
       Income from continuing operations before
         income taxes                                        198,122        278,190        250,623        244,689          222,443
       Provision for income taxes...................          37,983         65,759         60,204         69,946           61,285
                                                            --------       --------       --------       --------         --------
       Income from continuing operations............         160,139        212,431        190,419        174,743          161,158
       Discontinued operations, net of tax..........              -               -        (22,947)        32,733           33,675
                                                            --------       --------       --------       --------         --------
       Net income...................................     $   160,139    $   212,431    $   167,472    $   207,476      $   194,833
                                                            ========       ========       ========       ========         ========
       Ratio of earnings from continuing operations
        to fixed charges (2)
                                                               2.91X          3.41X          3.06X          2.96X            2.49X


       At Year End

       Gross finance assets
       Internal Financing...........................     $ 2,459,376    $ 2,572,565    $ 2,699,659    $ 2,311,880      $ 1,991,797
       Capital Services.............................         950,602        958,792        968,277      1,151,261        2,393,021
                                                           ---------      ---------      ---------      ---------        ---------
       Total gross finance assets...................       3,409,978      3,531,357      3,667,936      3,463,141        4,384,818
       Unearned income, net of initial direct
        costs deferred                                      (609,488)      (689,125)      (689,613)      (744,891)        (909,280)
                                                           ---------      ---------      ---------      ---------        ---------
       Finance assets...............................     $ 2,800,490    $ 2,842,232    $ 2,978,323    $ 2,718,250      $ 3,475,538
                                                           =========      =========      =========      =========        =========

       Investment in leveraged leases...............     $ 1,202,635    $ 1,024,202    $   850,000    $   764,145      $   667,779
                                                           =========      =========      =========      =========        =========

       Investment in operating leases, net..........     $    23,311    $    29,477    $    45,607    $    33,261      $    32,112
                                                           =========      =========      =========      =========        =========

       Allowance for credit losses..................     $  (103,820)   $   (74,129)   $   (80,655)   $  (115,233)     $  (116,588)
                                                           =========      =========      =========      =========        =========

       Total assets.................................     $ 5,720,970    $ 5,529,886    $ 5,382,976    $ 5,293,670      $ 5,328,340
                                                           =========      =========      =========      =========        =========

       Senior notes payable
       Within one year..............................     $   203,565    $ 1,004,949    $ 1,044,573    $   991,853      $ 1,970,110
       After one year...............................       1,457,630      1,224,819      1,332,000      1,382,000        1,050,000
                                                           ---------      ---------      ---------      ---------        ---------
       Total senior notes payable...................     $ 1,661,195    $ 2,229,768    $ 2,376,573    $ 2,373,853      $ 3,020,110
                                                           =========      =========      =========      =========        =========

       Short-term notes payable to affiliates.......     $   543,790    $   119,464    $    37,000    $   137,000$               -
                                                           =========      =========      =========      =========        =========
       Long-term notes payable to affiliates........     $   222,000    $   259,000    $   333,000    $   333,000$               -
                                                           =========      =========      =========      =========        =========
       Subordinated notes payable...................     $   439,951    $   362,926    $   299,892    $   285,886      $   270,487
                                                           =========      =========      =========      =========        =========

       Stockholder's equity.........................     $ 1,476,373    $ 1,420,640    $ 1,298,809    $ 1,216,337      $ 1,094,861
                                                           =========      =========      =========      =========        =========

       Debt to equity...............................          1.94:1         2.09:1         2.35:1         2.57:1           3.01:1

(1) For the years ended December 31, 1999, 1998 and 1997, AMIC and CPLC have been accounted for as discontinued operations in the Consolidated Statements of Income. Consequently, prior years' Consolidated Statements of Income have been reclassified to conform to current year presentation.
(2) The computation of the ratio of earnings to fixed charges has been computed by dividing income from continuing operations before income taxes as adjusted by fixed charges. Included in fixed charges is one-third of rental expense as the representative portion of interest. (See Item 14 - Exhibit
     (i) for calculation)

                         PITNEY BOWES CREDIT CORPORATION

ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates in two reportable segments: Internal Financing and Capital Services. Internal Financing provides marketing support to PBI and includes financing of mailing, paper handling and shipping equipment and scales. Internal Financing also includes convenient financing alternatives for the purchase of postage and other services targeted toward the small business owner. The Capital Services segment primarily provides large-ticket financing and fee-based programs covering a broad range of products and other financial services. Also included in this segment is the strategic financing of equipment for postal authorities around the world.

On December 3, 2001, PBI completed the spin-off of its Office Systems business to stockholders as an independent, publicly-traded company, under the name of Imagistics International Inc. ("Imagistics"). PBI distributed 100 percent of the shares of Imagistics stock through a special stock dividend of Imagistics common stock to Pitney Bowes common stockholders. Each eligible Pitney Bowes common stockholder of record on November 19, 2001 received 0.08 shares of Imagistics stock for each share of Pitney Bowes stock. Office Systems included the copier and facsimile businesses. As a result of the spin-off, copier and facsimile equipment financing is reported as a component of Capital Services.

In 2001, PBI adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by PBI's expanded access to technology and its ability to move to networked products combined with its expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded non-cash pretax charges of $109.9 million for the year ended December 31, 2001, related to impairment of finance assets, primarily lease residuals. PBCC has segregated these charges in the Consolidated Statements of Income for the year ended December 31, 2001. In November 2001, postal regulations were issued, consistent with PBI's meter transition plan, defining the meter migration process and timing.

In June 2000, PBCC sold its PitneyWorksSM , Business RewardsSM Visa(R), and Business Visa(R) card operations, including credit card receivables of approximately $322 million.

Income from continuing operations was $160.1 million in 2001, a decrease of $52.3 million (24.6%) from $212.4 million in 2000. The decrease is attributable to costs associated with PBI's transition to the next generation of networked mailing technology as described above. Excluding this charge, income from continuing operations would have been $226.1 million, an increase of $13.6 million (6.4%) over 2000. Income from continuing operations in 2000 represented an increase of $22.0 million (11.6%) from 1999. The improvement throughout the three-year period was largely attributable to growth in the Company's internal financing segment and higher fee- and service-based income and lower costs.

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly-owned subsidiary of the Company, to ABN AMRO North America. The Company received approximately $484 million in cash at closing. Accordingly, operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. In connection with the sale, the Company recorded a loss of approximately $27.6 million (net of taxes of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments. See Note 2 to the consolidated financial statements



As part of the Company's strategy to reduce the capital committed to asset-based financing, while increasing fee-based income in 1998, the Company sold its broker-oriented small-ticket leasing business to General Electric Capital Corporation ("GECC"), a subsidiary of General Electric Company. As part of the sale, the operations, employees and substantially all the assets of Colonial Pacific Leasing Corporation ("CPLC") were transferred to GECC. The Company received approximately $790 million at closing, which approximates the book value of net assets sold or otherwise disposed of and related transaction costs. Accordingly, operating results of CPLC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. In connection with this transaction, the Company recorded a gain of approximately $3.7 million (net of taxes of $2.0 million) for the year ended December 31, 1999. This gain resulted from the settlement of post-closing adjustments in 1999 related to the sale, offset by the cost of settlement with regard to a dispute with GECC over certain assets that were included in the sale. See Note 2 to the consolidated financial statements.

                         PITNEY BOWES CREDIT CORPORATION

ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies
PBCC has identified the policies below as critical to its business operations and to the understanding of its results of operations. These policies and any associated risks on its results of operations are discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations. For further discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements.

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to customer cancellations, bad debts, investments, residual values, income taxes, restructuring costs, pensions and other postretirement benefits, and contingencies and litigation. Actual results could differ from those estimates.

Basis of accounting for financing transactions - At the time a direct finance lease transaction is consummated, the Company records on its balance sheet the total receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the total receivable plus the estimated residual value over the cost of equipment. Unearned income is recognized as finance income under the interest method over the term of the lease. Initial direct costs incurred in consummating transactions, including fees paid to Pitney Bowes Inc. ("Pitney Bowes" or "PBI"), are accounted for as part of the investment in a direct financing lease and amortized to income using the interest method over the term of the lease. Finance leases include unguaranteed residual values, which are estimates made at lease inception of the fair value of the leased property at the end of the lease term. Such estimates are regularly reviewed for impairment of value and accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", as amended. In connection with the Company's financing programs it offers additional services to its customers for which it charges fees. These fees are generally recognized as revenue as the services are provided.

Sale of Financial Assets - The Company has, from time to time, sold selected finance assets. The Company follows SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," when accounting for its sale of finance assets. SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was effective March 31, 2001. Prior to this, the Company followed SFAS No. 125 when accounting for its sale of finance assets. All assets obtained or liabilities incurred in consideration are recognized as proceeds of the sale and any gain or loss on the sale is recognized in earnings.

Investment in leveraged leases - The Company's investment in leveraged leases consists of rental receivables net of principal and interest on the related nonrecourse debt, estimated residual value of the leased property and unearned income. At lease inception, unearned income represents the excess of rental receivables, net of that portion of the rental applicable to principal and interest on the nonrecourse debt, plus the estimated residual value of the leased property over the Company's investment in the transaction. Unearned income is recognized as finance income over the term of the transaction at a constant after-tax rate of return on the positive net investment balance. Leveraged leases include unguaranteed residual values which are estimates made at lease inception of the fair value of the leased property at the end of the lease term. Such estimates are regularly reviewed for impairment of value and accounted for in accordance with SFAS No. 13, "Accounting for Leases", as amended.

Allowance for credit losses - The allowance for credit losses is established through charges to the provision for credit losses. Finance receivables are charged to the allowance for credit losses after collection efforts are exhausted and the account is deemed uncollectible.

The Company regularly evaluates the adequacy of the allowance for credit losses. The evaluation includes historical loss experience, the nature and volume of the Company's portfolios, adverse situations that may affect a customer's ability to repay, estimated value of the underlying collateral (if any) and prevailing economic conditions. If the evaluation of reserve requirements differs from the actual aggregate reserve, adjustments are made to the reserve. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available.

The Company's general policy is to discontinue income recognition for finance receivables contractually past due for over 90 to 120 days depending on the nature of the transaction. Resumption of income recognition occurs when payments reduce the account to 60 days or less past due. Capital Services' transactions are reviewed on an individual basis. Income recognition is normally discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms and resumed only after the Company has sufficient experience on resumption of payments to be satisfied that such payments will continue in accordance with contract terms.

                         PITNEY BOWES CREDIT CORPORATION

ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Income taxes - Primarily all the accounts of the Company are included in the consolidated Federal income tax return and certain consolidated state income tax returns of PBI. However, the provision for income taxes is calculated as if the Company had filed separate Federal and state income tax returns. Under a tax sharing agreement between the Company and Pitney Bowes, the Company makes payments to Pitney Bowes for its share of consolidated income taxes or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. For tax purposes, income from leases is recognized under the operating method and represents the difference between gross rentals billed and operating expenses. Deferred taxes reflected in the Company's Consolidated Balance Sheets represent the difference between Federal and state income taxes reported for financial and tax reporting purposes, less non-interest bearing subordinated notes issued.

Results from Continuing Operations
Finance income from all sources increased $8.7 million (1.5%) to $587.8 million in 2001, following a $10.4 million (1.8%) increase to $579.1 million in 2000. The net increases primarily reflect a combination of portfolio growth in the internal leasing business coupled with higher fee- and service-based revenue from the Company's postage payment programs and higher earnings from the leveraged lease portfolio, partially offset by the impact of the sale of the Company's credit card operations in June 2000.

Selling, general and administrative ("SG&A") expenses increased $5.1 million (4.6%) to $116.4 million in 2001 compared with $111.2 million in 2000 and $122.9 million for 1999. The increase in 2001 is primarily due to costs associated with investments in growth initiatives. The decrease in 2000 is primarily due to the sale of the credit card portfolio in June 2000 and benefits from the regional consolidation project completed early in 2000.

Net interest expense decreased $11.4 million (9.9%) to $103.5 million in 2001 compared with $114.9 million in 2000 and $121.2 million in 1999. The decrease in 2001 was due to lower interest rates and lower average borrowings. The effective interest rate on average borrowings was 6.23 percent in 2001 compared to 6.86 percent in 2000 and 5.63 percent in 1999. Included in 1999 net interest expense was the effect of a $3.6 million gain from the termination of an interest rate swap in September of that year. The swap was for a notional principal amount of $125 million, at a fixed interest rate of 5.83 percent and a floating rate equal to the Money Market Yield of Commercial Paper - Nonfinancial. Under the terms of the swap agreement the Company was the fixed rate payor. The swap would have been effective through February 2, 2005. The Company does not match fund its financing investments.

Depreciation of equipment under operating leases was $2.8 million, $4.4 million and $5.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. This reflects the ongoing decrease in the Company's investment in operating leases.

Provision for income taxes on income from continuing operations was $38.0 million (an effective tax rate of 19.2%) for the year ended December 31, 2001 compared with $65.8 million (an effective tax rate of 23.6%) for 2000 and $60.2 million (an effective tax rate of 24.0%) in 1999. Without the adoption of the meter transition plan, the effective tax rate in 2001 would have been 26.6% an increase of 3.0% over 2000. The increase in the effective tax rate, excluding the meter transition plan, in 2001 is primarily due to the decreased impact of certain Capital Services partnership leasing transactions entered into in prior years. The decrease in the effective tax rate in 2000 compared to 1999 is primarily attributable to the impact of cumulative adjustments made to recognize decreases in state income tax rates. In the future, the Company's effective tax rate could be impacted by tax law changes and interpretations by governments or courts.

Business Segments
On December 3, 2001, PBI completed the spin-off of its Office Systems business to stockholders as an independent, publicly-traded company, under the name Imagistics International Inc. ("Imagistics"). PBI distributed 100 percent of the shares of Imagistics stock through a special stock dividend of Imagistics common stock to Pitney Bowes common stockholders. Each eligible Pitney Bowes common stockholder of record on November 19, 2001 received 0.08 shares of Imagistics stock for each share of Pitney Bowes stock. Office Systems included the copier and facsimile businesses. As a result of the spin-off, copier and facsimile financing is being reported as a component of Capital Services.
In connection with the meter transition plan referred to above, PBCC recorded a non-cash, pretax charge of $109.9 million in 2001, related to the impairment of finance assets, primarily lease residuals. The impact of this charge is reflected in the Company's Internal Financing segment.

                         PITNEY BOWES CREDIT CORPORATION

ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Revenue and income from continuing operations for the Company, by business segment, for the years ended December 31, 2001, 2000 and 1999 are summarized below:

(in thousands of dollars)                                                   2001             2000              1999
                                                                           -----             ----              ----
Revenue:
  Internal Financing..........................................        $  410,753       $  407,676        $  383,187
  Capital Services............................................           177,006          171,413           193,708
                                                                         -------          -------           -------
       Total revenue..........................................        $  587,759       $  579,089        $  576,895
                                                                         =======          =======           =======
Income from continuing operations
   before income taxes:
  Internal Financing..........................................        $  133,758       $  225,333        $  211,542
  Capital Services............................................            64,364           52,857            39,081
                                                                         -------          -------           -------
       Total income from continuing operations
       before income taxes....................................        $  198,122       $  278,190        $  250,623
                                                                         =======          =======           =======

Internal Financing segment revenue increased 0.8 percent in 2001 and 6.4 percent in 2000, while income from continuing operations before income taxes decreased
40.6 percent in 2001 and increased 6.5 percent in 2000. The increase in revenue was primarily due to higher earning asset levels in the internal leasing business and higher fee- and service-based income from postage payment programs, offset by the impact of the sale of the Company's credit card operations in June 2000. Excluding the credit card revenue in 2000, revenue growth in 2001 would have been 6.0 percent. The decrease in income from continuing operations before income taxes is due to the costs associated with the meter transition plan referred to above. Excluding the impact of the meter transition plan, the growth in income before income taxes would have been 8.1 percent, driven by the revenue impacts noted above, as well as a lower credit loss provision and lower interest costs, related to the sale of the credit card operations in June 2000.



Capital Services segment revenue increased 3.3 percent in 2001 and decreased
11.5 percent in 2000, while income from continuing operations before income taxes increased 21.8 percent in 2001 and 35.2 percent in 2000. The increase in revenue reflects higher fee income and higher earnings in the leveraged lease portfolio. The increase in income from continuing operations before income taxes reflects these revenue improvements, lower interest rates and lower depreciation and amortization costs. The Company continues to pursue a strategy of selective asset sales and limited new investments.

Accounting Changes
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133" on January 1, 2001. SFAS No. 133 requires that all derivatives be recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) ("OCI") depending on the type of hedging instrument and the effectiveness of the hedge.

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

The Company periodically enters into interest rate swaps to manage the risk associated with changes in interest rates. The adoption of SFAS No. 133 has resulted in an after tax reduction to accumulated other comprehensive income of $7.6 million, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by $7.0 million in the first quarter of 2001.

                         PITNEY BOWES CREDIT CORPORATION


ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in SFAS No. 125. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ended December 31, 2000. The adoption of this standard did not have a material impact on the Company.


In 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being included into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The adoption of these accounting standards is not expected to have a material impact on the Company.

In 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and applies to all entities. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective January 1, 2003 for the Company. The Company is currently evaluating the impact of this statement.

In 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 for the Company. The Company is currently evaluating the impact of this statement.


In 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". EITF 01-10 provides guidance for accounting for the effects of the events of September 11, 2001 in financial statements. The Company believes it is in compliance with these standards in all material respects.


Portfolio Quality

Finance assets represent the Company's largest asset and its primary source of revenue. The Company's finance assets at December 31, 2001 decreased $41.7 million to approximately $2.80 billion from approximately $2.84 billion at the end of 2000. The decrease is primarily due to the write down of certain Internal Finance segment finance assets in connection with the meter transition plan, the Company's ongoing effort to limit Capital Services asset levels and a lower investment balance in the Company's postage payment and revolving credit products.

Lease finance receivables represent the Company's expected future rental payments on its finance leases. The Company's lease finance receivables were approximately $2.84 billion and $2.83 billion at December 31, 2001 and 2000, respectively. Other finance receivables represent the amount invested in the Company's postage payment and revolving credit products. The balance of other finance receivables at December 31, 2001 was $318.1 million compared to $343.1 million at December 31, 2000. The decrease reflects the seasonality of postage purchases, as well as impacts of certain marketing programs in the fourth quarter of 2000 related to the postal rate increase in January 2001.

                         PITNEY BOWES CREDIT CORPORATION


ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Non-performing receivables are those on which the Company has discontinued recognizing revenue. For transactions in the internal leasing programs, the Company discontinues income recognition for finance receivables past due over 120 days. The Company has utilized this period because historically, internal collection efforts have continued for this time period. In Capital Services programs, income recognition is normally discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, income recognition is discontinued when accounts are over 90 days past due. Non-performing receivables at December 31, 2001 were $68.8 million (2.5% of total finance assets) compared with $51.5 million (1.8% of total finance assets) at December 31, 2000.



The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 2.37 percent at December 31, 2001 and 1.72 percent at December 31, 2000. PBCC charged $44.9 million and $62.3 million against the allowance for credit losses in 2001 and 2000, respectively.


Liquidity and Capital Resources

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 26 percent short-term and 74 percent long-term at December 31, 2001 and 38 percent short-term and 62 percent long-term at December 31, 2000. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 30 percent variable-rate and 70 percent fixed-rate at December 31, 2001, and 42 percent variable-rate and 58 percent fixed-rate at December 31, 2000. The Company may borrow through the issuance of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. Together with its parent, PBI, the Company had unused lines of credit and revolving credit facilities totaling $1.5 billion at December 31, 2001. More detailed information regarding the Company's debt is contained in Note 11 to the CONSOLIDATED FINANCIAL STATEMENTS.


PBCC had $75 million of unissued debt securities available at December 31, 2001 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $75 million remained available at December 31, 2001.

In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, PBCC issued four nonrecourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 194 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the nonrecourse promissory notes totaling $55.3 million in principal balance. Two nonrecourse promissory notes remain outstanding at December 31, 2001 with a total principal balance of $54.9 million. These notes are serviced by the underlying lease transaction payments.

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

In April 2000, PBCC issued a total of $134 million of Series A and Series B Secured Floating Rate Senior Notes. The notes are due in 2003 and bear interest at 7.44%. The proceeds from the notes were used to purchase subordinated debt obligations from PBI ("PBI Obligations"). The PBI Obligations have a principal amount of $134 million and bear interest at 8.073% for the first three years and reset in May 2003 and each third anniversary of the first reset date. The proceeds from the PBI Obligations were used for general corporate purposes, including the repayment of short-term debt.

                         PITNEY BOWES CREDIT CORPORATION

ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources  (continued)


In March 2000, PBCC issued $43.3 million of 7.52% Senior Notes maturing 2002 through 2012. The proceeds from these notes were used to pay down commercial paper.

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements and foreign currency exchange forward contracts. The Company periodically enters into interest rate swaps as a means of managing interest rate exposure. The interest rate differential paid or received over the life of the agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swaps to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. At December 31, 2001 the Company was counterparty to interest rate swaps with a total notional amount of $550 million.

The Company has, from time to time, entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At December 31, 2001 there were no foreign currency contracts outstanding.

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


The Company will continue to use cash to invest in finance assets with emphasis on Internal Financing transactions and selected investments in Capital Services programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent upon the level of equipment purchases from Pitney Bowes, the level of Capital Services financing activity, capital requirements for new business initiatives, intercompany loans, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to come from commercial paper and intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.


Leveraged Leases

The Company's net investment in leveraged leases is composed of the following elements:

           December 31                                                                  2001
                                                                                        ----
            (in thousands of dollars)
            Gross rental receivables...................................          $ 6,457,444
            Principal and interest on nonrecourse loans................           (5,187,535)
                                                                                   ---------
            Net rental receivables.....................................            1,269,909
            Unguaranteed residual valuation............................              686,099
            Unearned income............................................             (753,373)
                                                                                   ---------
            Investment in leveraged leases.............................          $ 1,202,635
                                                                                   =========

                         PITNEY BOWES CREDIT CORPORATION


ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Leveraged Leases (continued)


o The $1.2 billion is the amount that is reflected on the Consolidated Balance Sheets at December 31, 2001.

o Gross rental receivables represent total lease payments from customers over the remaining term of the underlying lease agreements.

o Unguaranteed residual valuation represents the value of the property anticipated at the end of the leveraged lease terms and was based on independent appraisals performed by nationally recognized appraisers. The Company regularly reviews the recorded residual values to ensure they are appropriate.

o Principal and interest on nonrecourse loans represent amounts due to unrelated third parties from customers over the remaining term of the leveraged leases. The nonrecourse loans are secured by the lessees' rental obligation and the leased property. If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, the Company has no obligation to make any payments due on these nonrecourse loans to the unrelated third parties. Accordingly, the Company is required by generally accepted accounting principles to subtract the principal and interest over the remaining term of the nonrecourse loans from gross rental receivables and unguaranteed residual valuation. At December 31, 2001, the principal balances on the nonrecourse loans totaled
         $2.8 billion and the related interest payments over the remaining terms of the leases totaled $2.4 billion.

o Unearned income represents the future financing income that will be earned over the remaining term of the leases.

The $1.2 billion investment in leveraged leases on the Consolidated Balance Sheets is diversified across the following types of assets:

o $332.1 million related to commercial real estate facilities, with original lease terms ranging from 15 to 25 years.
o $301.3 million for nine aircraft transactions with major commercial airlines, with original lease terms ranging from 22 to 25 years.
o $166.6 million for postal equipment with international postal authorities, with original lease terms ranging from 16 to 24 years.
o $151.8 million related to locomotives and railcars, with original lease terms ranging from 32 to 47 years.
o $130.0 million for rail and bus facilities with original lease terms ranging from 32 to 44 years.
o $120.8 million for telecommunications equipment, with original lease terms ranging from 14 to 16 years.

The Company has been entering into leveraged lease transactions for 14 years. The Company enters into these transactions selectively with highly creditworthy lessees to whom it leases equipment and other assets with consistently strong resale values. The average transaction value is approximately $28.0 million. Additionally, the investment in leveraged leases is diversified across 34 customers, 44 individual transactions and six major product types. As a result, the Company believes that its risk of a material loss in the current portfolio is minimal.

Off-Balance Sheet Items

Finance receivables sales - The Company has sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $181.2 million and $262.1 million at December 31, 2001 and 2000, respectively. In accordance with generally accepted accounting principles, the Company has not recorded these amounts as liabilities on its Consolidated Balance Sheets.

                         PITNEY BOWES CREDIT CORPORATION



ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of customers. At December 31, 2001, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of its review of risk exposure, the Company believes it has made adequate provision for sold receivables and guarantee contracts which may not be collectible. The Company does not depend on these types of transactions to fund its leasing investments. The Company selectively uses these transactions when it considers the economic impact to be favorable.

State and local government financing - The Company has originated tax-exempt secured loans to state and local governments and has sold certificates of interest in these loans to third parties. Generally, the Company recognizes revenue for the fees it receives upon the sale of these certificates. These transactions however, may require us to buy back certificates from the third parties if interest rates rise significantly. The Company's maximum risk of loss arises because it may be required to buy back certificates and resell them to other third parties at below cost. The Company has structured these transactions so that even in a rising interest rate environment, losses would be minimal. The Company has further minimized any risk of non-performance on the state and local government loans by obtaining credit guarantees of these loans from a highly-rated nationally recognized insurance company. Certificates outstanding at December 31, 2001 and 2000 were $263.7 million and $240.7 million, respectively. In accordance with generally accepted accounting principles, the Company does not record these certificates as assets or liabilities on its Consolidated Balance Sheets.

Equity interest - During 1997, PBCC and GATX Corporation ("GATX") formed PBG Capital Partners LLC ("PBG") for the purpose of financing and managing certain then-existing leasing related assets. PBCC contributed assets to PBG and maintains a 50% interest. PBCC accounts for its investment in PBG under the equity method. The Company's maximum exposure is its investment of $166 million reflected on its Consolidated Balance Sheets at December 31, 2001. PBG's total assets and liabilities at December 31, 2001 were $536 million and $290 million, respectively. In accordance with generally accepted accounting principles, the Company does not record these assets and liabilities on its Consolidated Balance Sheets.


FORWARD - LOOKING STATEMENTS

The Company wants to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K, other reports or press releases or made by the Company's management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the Company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate", "project", "plan", "believe", "expect", "anticipate", "intend", and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include:

o        changes in international or national political or economic conditions
o        changes in postal regulations
o        timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o        successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the Company's success at managing customer credit and residual value risks
o        changes in interest rates
o        timing and execution of PBI restructuring plan
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

                         PITNEY BOWES CREDIT CORPORATION



ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to the impact of interest rate changes due to its investing and funding activities.

The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses a balanced mix of debt maturities and variable and fixed rate debt together with interest rate swaps.

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

At December 31, 2001, the Company's maximum potential one-day loss in fair value of the Company's exposure to interest rates using the variance/co-variance technique described above was not material.

                         PITNEY BOWES CREDIT CORPORATION
             Item 8. -- Financial Statements and Supplementary Data


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder and Board of Directors of Pitney Bowes Credit Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of Pitney Bowes Credit Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Stamford, Connecticut
January 29, 2002

                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands of dollars)



         Years Ended December 31                                                  2001              2000             1999
                                                                                  ----              ----             ----
         Revenue:
           Finance income......................................            $   587,759       $   579,089      $   568,689
           Equipment sales.....................................                      -                 -            8,206
                                                                              --------          --------         --------

             Total revenue.....................................                587,759           579,089          576,895
                                                                              --------          --------         --------

         Expenses:
           Cost of meter transition............................                109,900                 -                -
           Selling, general and administrative.................                116,368           111,232          122,886
           Interest, net.......................................                103,465           114,882          121,210
           Provision for credit losses.........................                 49,710            55,787           41,917
           Depreciation and amortization.......................                 10,194            18,998           32,053
           Cost of equipment sales.............................                      -                 -            8,206
                                                                              --------          --------         --------
             Total expenses....................................                389,637           300,899          326,272
                                                                              --------          --------         --------
         Income from continuing operations
           before income taxes.................................                198,122           278,190          250,623
         Provision for income taxes............................                 37,983            65,759           60,204
                                                                               -------          --------         --------
         Income from continuing operations.....................                160,139           212,431          190,419
         Discontinued operations:
           Income from discontinued operations, net of taxes
             of $177 in 1999...................................                      -                 -              971
           Loss on disposal of discontinued operations, net of
             tax benefits of $16,382 in 1999...................                      -                 -          (23,918)
                                                                              --------          --------         --------

         Net income............................................            $   160,139       $   212,431      $   167,472
                                                                              ========          ========         ========


                  Consolidated StatementS of Retained Earnings
                            (in thousands of dollars)


         Years Ended December 31                                                  2001              2000             1999
                                                                                  ----              ----             ----

         Retained earnings at beginning of year................            $ 1,032,915       $ 1,211,084      $ 1,128,612
         Net income for the year...............................                160,139           212,431          167,472
         Dividends paid to Pitney Bowes Inc.                                   (96,788)        (390,600)          (85,000)
                                                                             ---------         ---------        ---------

         Retained earnings at end of year......................            $ 1,096,266       $ 1,032,915      $ 1,211,084
                                                                             =========         =========        =========

The accompanying notes are an integral part of the financial statements.

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                                                            December 31,
                                                                                      2001              2000
                                                                                      ----              ----
Assets:
Cash and cash equivalents................................................      $    124,855    $      81,211
                                                                                  ---------        ---------
Investments:
  Finance assets.........................................................         2,800,490        2,842,232
  Investment in leveraged leases.........................................         1,202,635        1,024,202
  Investment in operating leases, net of accumulated depreciation........            23,311           29,477
  Allowance for credit losses............................................          (103,820)         (74,129)
                                                                                  ---------        ---------
    Net investments......................................................         3,922,616        3,821,782
                                                                                  ---------        ---------

  Assets held for sale...................................................           376,042          363,622
  Investment in partnership..............................................           165,534          166,850
  Loans and advances to affiliates.......................................           979,705          968,430
  Other assets...........................................................           152,218          127,991
                                                                                  ---------        ---------
     Total assets........................................................      $  5,720,970    $   5,529,886
                                                                                  =========        =========

Liabilities:
  Senior notes payable within one year...................................      $    203,565    $   1,004,949
  Short-term notes payable to affiliates.................................           543,790          119,464
  Accounts payable to affiliates.........................................           209,656          207,473
  Accounts payable and accrued liabilities...............................           591,805          338,385
  Deferred taxes.........................................................           576,200          592,230
  Senior notes payable after one year....................................         1,457,630        1,224,819
  Long-term notes payable to affiliates..................................           222,000          259,000
  Subordinated notes payable.............................................           439,951          362,926
                                                                                  ---------        ---------
      Total liabilities..................................................         4,244,597        4,109,246
                                                                                  ---------        ---------
Stockholder's Equity:
  Common stock...........................................................            46,000           46,000
  Capital in excess of stated value......................................           341,725          341,725
  Retained earnings......................................................         1,096,266        1,032,915
  Accumulated other comprehensive loss...................................            (7,618)               -
                                                                                  ---------        ---------
     Total stockholder's equity..........................................         1,476,373        1,420,640
                                                                                  ---------        ---------
     Total liabilities and stockholder's equity..........................      $  5,720,970    $   5,529,886
                                                                                  =========        =========





The accompanying notes are an integral part of the financial statements.

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


Years Ended December 31                                                         2001           2000           1999
                                                                                ----           ----           ----
Operating Activities
Net income...........................................................   $    160,139   $    212,431   $    167,472
Loss on disposal of discontinued operations, net of taxes............              -              -         23,918
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Provision for credit losses.......................................         49,710         55,787         51,217
   Depreciation and amortization.....................................         10,194         18,998        120,136
   Cost of meter transition..........................................        109,900              -              -
(Decrease) increase in deferred taxes................................        (10,952)        65,392         56,314
Decrease (increase) in other assets..................................          3,326        (50,962)       120,939
Increase (decrease) in accounts payable to affiliates................          2,183        (20,030)       (50,949)
Increase in accounts payable and accrued liabilities.................        240,724         55,024         60,825
Other, net...........................................................              -        (17,486)       (34,271)
                                                                           ---------      ---------       --------
Net cash provided by operating activities                                    565,224        319,154        515,601
                                                                           ---------      ---------       --------

Investing Activities
  Proceeds and cash receipts from sale of subsidiary.................              -        512,780              -
  Proceeds from sale of credit card operations.......................              -        321,746              -
  Collection on (investment in) revolving credit products, net.......         15,088       (125,355)      (239,374)
  Investment in net finance assets...................................       (712,168)      (721,514)      (715,638)
  Investment in mortgage service rights..............................              -              -        (28,738)
  Investment in leveraged leases.....................................       (130,564)      (126,177)       (70,014)
  Investment in operating leases.....................................              -           (355)          (552)
  Investment in assets held for sale.................................       (458,848)      (652,830)      (552,060)
  Cash receipts collected under lease contracts, net of finance
    income recognized................................................        953,329      1,193,173      1,123,195
  Long-term loans and advances to affiliates.........................              -       (134,000)             -
  Short-term loans and advances to affiliates, net...................        (13,435)      (472,418)       249,614
                                                                           ---------      ---------       --------
Net cash used in investing activities................................       (346,598)      (204,950)      (233,567)
                                                                           ---------      ---------       --------

Financing Activities
   Change in commercial paper borrowings, net........................       (526,300)       122,300        230,300
   Change in other short-term debt, net..............................         (1,649)      (465,573)      (152,580)
   Change in loans from affiliates, net..............................        387,326          8,464       (100,000)
   Proceeds from issuance of senior notes............................        350,000        377,268        125,000
   Proceeds from issuance of subordinated debt.......................         77,025         63,034         14,006
   Repayment of senior notes.........................................       (477,000)      (180,800)      (200,000)
   Proceeds from nonrecourse promissory notes........................        111,476              -              -
   Repayment of  nonrecourse promissory notes........................         (1,232)             -              -
   Capital contribution from Pitney Bowes Inc........................              -        300,000              -
   Dividends paid to Pitney Bowes Inc................................        (94,628)      (390,600)       (85,000)
                                                                           ---------      ---------       --------
Net cash used in financing activities................................       (174,982)      (165,907)      (168,274)
                                                                           ---------      ---------       --------

Increase (decrease) in cash and cash equivalents.....................         43,644        (51,703)       113,760
Cash and cash equivalents at beginning of year.......................         81,211        132,914         19,154
                                                                           ---------      ---------       --------
Cash and cash equivalents at end of year.............................   $    124,855    $    81,211   $    132,914
                                                                           =========      =========       ========


Interest paid........................................................   $    128,701    $   180,304   $    155,044
                                                                           =========      =========       ========
Income taxes (refunded) paid, net....................................   $    (41,483)   $   (50,869)  $     25,456
                                                                           =========      =========       ========

Supplemental noncash activities:
During 2001, the Company acquired direct finance leases totaling $261.5 million, and assumed certain nonrecourse obligations of $192.0 million associated with these transactions. Additionally, the Company sold $76.7 million of these assets and transferred associated nonrecourse obligations of $55.3 million.
The Company also paid a dividend to PBI of $2.2 million in the form of shares of capital stock of a PBI subsidiary.

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

Basis of accounting for financing transactions - At the time a direct finance lease transaction is consummated, the Company records on its balance sheet the total receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the total receivable plus the estimated residual value over the cost of equipment. Unearned income is recognized as finance income under the interest method over the term of the lease. Initial direct costs incurred in consummating transactions, including fees paid to Pitney Bowes Inc. ("Pitney Bowes" or "PBI"), are accounted for as part of the investment in a direct financing lease and amortized to income using the interest method over the term of the lease. Finance leases include unguaranteed residual values, which are estimates made at lease inception of the fair value of the leased property at the end of the lease term. Such estimates are regularly reviewed for impairment of value and accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", as amended. In connection with the Company's financing programs it offers additional services to its customers for which it charges fees. These fees are generally recognized as revenue as the services are provided.

Sale of financial assets - The Company has, from time to time, sold selected finance assets. The Company follows "SFAS" No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," when accounting for its sale of finance assets. SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was effective March 31, 2001. Prior to this the Company followed SFAS No. 125 when accounting for its sale of finance assets. All assets obtained or liabilities incurred in consideration are recognized as proceeds of the sale and any gain or loss on the sale is recognized in earnings.

Investment in leveraged leases - The Company's investment in leveraged leases consists of rental receivables net of principal and interest on the related nonrecourse debt, estimated residual value of the leased property and unearned income. At lease inception, unearned income represents the excess of rental receivables, net of that portion of the rental applicable to principal and interest on the nonrecourse debt, plus the estimated residual value of the leased property over the Company's investment in the transaction. Unearned income is recognized as finance income over the term of the transaction at a constant after-tax rate of return on the positive net investment balance. Leveraged leases include unguaranteed residual values which are estimates made at lease inception of the fair value of the leased property at the end of the lease term. Such estimates are regularly reviewed for impairment of value and accounted for in accordance with SFAS No. 13, "Accounting for Leases", as amended.

Investment in operating leases - Equipment under operating leases is depreciated over the initial term of the lease to its estimated residual value. Rental income is recognized on a straight-line basis over the related lease term.

Allowance for credit losses - The allowance for credit losses is established through charges to the provision for credit losses. Finance receivables are charged to the allowance for credit losses after collection efforts are exhausted and the account is deemed uncollectible.

The Company regularly evaluates the adequacy of the allowance for credit losses. The evaluation includes historical loss experience, the nature and volume of the Company's portfolios, adverse situations that may affect a customer's ability to repay, estimated value of the underlying collateral (if any) and prevailing economic conditions. If the evaluation of reserve requirements differs from the actual aggregate reserve, adjustments are made to the reserve. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 1. - Summary of Significant Accounting Policies (continued)



The Company's general policy is to discontinue income recognition for finance receivables contractually past due for over 90 to 120 days depending on the nature of the transaction. Resumption of income recognition occurs when payments reduce the account to 60 days or less past due. Capital Services' transactions are reviewed on an individual basis. Income recognition is normally discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms and resumed only after the Company has sufficient experience on resumption of payments to be satisfied that such payments will continue in accordance with contract terms.


Income taxes - The Company's taxable results are included in the consolidated Federal and certain state income tax returns of Pitney Bowes. Primarily all the accounts of the Company are included in the consolidated Federal income tax return and certain consolidated state income tax returns of PBI. However, the provision for income taxes is calculated as if the Company had filed separate Federal and state income tax returns. Under a tax sharing agreement between the Company and Pitney Bowes, the Company makes payments to Pitney Bowes for its share of consolidated income taxes or receives cash equal to the benefit of tax losses utilized in consolidated returns in exchange for which it issues non-interest bearing subordinated notes with a maturity one day after all senior debt is repaid. For tax purposes, income from leases is recognized under the operating method and represents the difference between gross rentals billed and operating expenses. Deferred taxes reflected in the Company's Consolidated Balance Sheets represent the difference between Federal and state income taxes reported for financial and tax reporting purposes, less non-interest bearing subordinated notes issued.

Derivative Instruments - The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133" on January 1, 2001. SFAS No. 133 requires that all derivatives be recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) ("OCI") depending on the type of hedging instrument and the effectiveness of the hedge.

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

The Company periodically enters into interest rate swaps to manage the risk associated with changes in interest rates. The adoption of SFAS No. 133 has resulted in an after tax reduction to accumulated other comprehensive income of $7.6 million, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by $7.0 million in the first quarter of 2001.

Stock based compensation - Certain employees of the Company participate in the PBI Employee Stock Compensation plans. PBI accounts for these plans in accordance with the intrinsic value based method permitted by SFAS. No. 123 "Accounting for Stock - Based Compensation" which does not result in compensation cost. Had the compensation cost for stock option awards been determined by using the fair value at the grant date, the impact on the Company's net earnings for the years ended December 31, 2001, 2000 and 1999 would not have been material.

Reclassifications - Certain prior years' amounts have been reclassified in order to conform to current year presentation.

Note 2. - Discontinued Operations

On January 14, 2000, the Company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation ("AMIC"), a wholly-owned subsidiary of the Company, to ABN AMRO North America. The Company received approximately $484 million in cash at closing. In connection with the sale, the Company recorded a loss of approximately $27.6 million (net of tax benefits of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments. Mortgage servicing revenue of AMIC was $114.9 million for the year ended December 31, 1999. Net interest expense allocated to AMIC's discontinued operations was $5.6 million for the year ended December 31, 1999. Interest has been allocated based on the level of intercompany borrowings by AMIC, charged at the Company's weighted average borrowing rate, partially offset by the interest savings the Company realized due to its borrowing against AMIC's escrow deposits as opposed to regular commercial paper borrowings. Operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Income from discontinued operations for the year ended December 31, 1999 was approximately $1.0 million.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 2. - Discontinued Operations (continued)


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

Cash flow impacts of discontinued operations have not been segregated in the accompanying Consolidated Statements of Cash Flows.


Note 3. - Finance Assets

The composition of the Company's finance assets is as follows:

           December 31                                                            2001           2000
                                                                                  ----           ----
           (in thousands of dollars)
            Lease finance receivables..................................    $ 2,844,644    $ 2,831,418
            Other finance receivables..................................        318,138        343,108
                                                                             ---------      ---------
               Total gross finance receivables.........................      3,162,782      3,174,526
            Unguaranteed residual valuation............................        247,196        356,831
                                                                             ---------      ---------
               Total gross finance assets..............................      3,409,978      3,531,357
            Initial direct costs deferred..............................         43,147         43,845
            Unearned income............................................      (652,635)      (732,970)
                                                                             ---------      ---------
               Total finance assets....................................    $ 2,800,490    $ 2,842,232
                                                                             =========      =========

Lease finance receivables represent earning assets held by the Company which are generally due in monthly, quarterly or semi-annual installments over original periods ranging from 36 to 180 months. In addition, lease finance receivables for Capital Services programs include commercial jet aircraft transactions with lease terms of up to 24 years and other non-commercial jet aircraft transactions with lease terms of up to twelve years.

In 2001, PBI adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by PBI's expanded access to technology and its ability to move to networked products combined with its expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded non-cash pretax charges of $109.9 million for the year ended December 31, 2001, related to impairment of finance assets, primarily lease residuals. PBCC has segregated these charges in the Consolidated Statements of Income for the year ended December 31, 2001. In November 2001, postal regulations were issued, consistent with PBI's meter transition plan, defining the meter migration process and timing.

Other finance receivables primarily represent the Company's investment in its revolving credit products for postage payments.

In June 2000, PBCC sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 3. - Finance Assets (continued)

Gross finance assets at December 31, 2001, including estimated unguaranteed residual valuation realizable at the end of the lease term, is payable as follows:

                                                  Gross Finance Assets (000's)
                                 -------------------------------------------------------

                             Internal Financing       Capital Services            Total

         2002                    $1,159,833             $  227,248            $1,387,081
         2003                       640,964                163,380               804,344
         2004                       409,155                127,132               536,287
         2005                       199,988                 85,135               285,123
         2006                        47,195                 59,652               106,847
         Thereafter                   2,241                288,055               290,296
                                  ---------              ---------             ---------

         Total                   $2,459,376             $  950,602            $3,409,978
                                  =========              =========             =========

Pitney Bowes products financed during 2001, 2000 and 1999 were $553.1 million, $544.0 million and $552.7 million, respectively.

During 1997, PBCC and GATX Corporation ("GATX") formed PBG Capital Partners LLC ("PBG") for the purpose of financing and managing certain leasing related assets. PBCC and GATX each contributed assets (primarily direct financing leases) to PBG. The Company and GATX each maintain a 50 percent ownership interest and jointly manage PBG. PBCC accounts for its investment in PBG under the equity method and recorded income of $6.1 million, $11.5 million and $6.0 million for the years ended December 31, 2001, 2000 and 1999 respectively. PBCC received cash distributions totaling $4.0 million in 2001 and $4.6 million in 2000.

As of December 31, 2001, $140.8 million (5.0 percent) of the Company's finance assets and $180.5 million (5.3 percent) of the Company's gross finance assets were related to aircraft leased to commercial airlines. The Company considers its risk in these leases to be minimal due to the creditworthiness of the underlying lessees and the fact that all payments are being made in accordance with lease agreements.

The Company believes any potential exposure in commercial aircraft investment is mitigated by the value of the collateral as the Company retains a security interest in the leased aircraft.


Note 4. - Net Investment in Leveraged Leases

The Company's net investment in leveraged leases is composed of the following elements:

           December 31                                                            2001           2000
                                                                                  ----           ----
            (in thousands of dollars)

            Gross rental receivables...................................  $   6,457,444    $ 5,837,324
            Principal and interest on nonrecourse loans................     (5,187,535)    (4,843,751)
                                                                             ---------      ---------
            Net rental receivables.....................................      1,269,909        993,573
            Unguaranteed residual valuation............................        686,099        739,879
            Unearned income............................................       (753,373)      (709,250)
                                                                             ---------      ---------
            Investment in leveraged leases.............................      1,202,635      1,024,202
            Deferred taxes arising from
             leveraged leases (1) .....................................       (779,861)      (638,788)
                                                                             ---------      ---------
            Net investment in leveraged leases.........................  $     422,774    $   385,414
                                                                             =========      =========


 (1) Includes amounts reclassified to subordinated debt.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 4. - Net Investment in Leveraged Leases (continued)


Following is a summary of the components of income from leveraged leases:

           Years Ended December 31                                 2001           2000           1999
                                                                   ----           ----           ----
           (in thousands of dollars)
           Pretax leveraged lease income...............        $ 33,461       $ 34,636       $ 33,826
           Income tax benefit (expense)................             785           (806)         2,372
                                                                -------        -------        -------
            Net income from leveraged leases...........        $ 34,246       $ 33,830       $ 36,198
                                                                =======        =======        =======

o The $1.2 billion is the amount that is reflected on the Consolidated Balance Sheets at December 31, 2001.

o Gross rental receivables represent total lease payments from customers over the remaining term of the leveraged leases.

o Unguaranteed residual valuation represents the value of the property anticipated at the end of the leveraged lease terms and is based on independent appraisals performed by nationally recognized appraisers. The Company regularly reviews the recorded residual values to ensure they are appropriate.

o Principal and interest on nonrecourse loans represent amounts due to unrelated third parties from customers over the remaining term of the leveraged leases. The nonrecourse loans are secured by the lessees' rental obligation and the leased property. If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, the Company has no obligation to make any payments due on these nonrecourse loans to the unrelated third parties. Accordingly, the Company is required by generally accepted accounting principles to subtract the principal and interest over the remaining term of the nonrecourse loans from gross rental receivables and unguaranteed residual valuation. At December 31, 2001, the principal balances on the nonrecourse loans totaled
         $2.8 billion and the related interest payments over the remaining terms of the leases totaled $2.4 billion.

o Unearned income represents the future financing income that will be earned over the remaining term of the leases.

Leveraged lease investments are diversified across the following type of assets:

                                                 Original             Total
                                                 Term            Net Investment
           Equipment Type                        (years)             (000's)              Proportion
           --------------                        -------             -------              ----------
           Commercial real estate                15 to 25        $   332,089                  27.6%
           Commercial aircraft                   22 to 25            301,328                  25.1%
           Locomotives and railcars              32 to 47            151,775                  12.6%
           Rail and bus facilities               32 to 44            130,008                  10.8%
           Postal equipment                      16 to 24            166,590                  13.9%
           Telecommunications                    14 to 16            120,845                  10.0%
                                                                   ---------                 -----
                                                                 $ 1,202,635                 100.0%
                                                                   =========                 =====


Note 5. - Investment in Operating Leases, Net

The Company is the lessor of various types of equipment under operating leases including data processing, transportation and production equipment.

Minimum future rental payments to be received in each of the next five years under non-cancelable operating leases are $1.0 million in 2002, $0.9 million in 2003, $0.8 million in 2004, $0.7 million in 2005, $0.7 million in 2006 and $1.3 million thereafter.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 6. - Allowance for Credit Losses

The following is a summary of the Company's allowance for credit losses:

           December 31                                             2001           2000           1999
                                                                   ----           ----           ----
           (in thousands of dollars)
            Beginning balance..........................      $   74,129     $   80,655      $ 115,233
            Additions charged to
              discontinued operations..................               -              -          9,300
            Additions charged to continuing operations.          49,710         55,787         41,917
            Additions charged to cost of meter transition        24,900              -              -
           Amounts written-off, net of recoveries:
              Internal Financing.......................         (38,816)       (50,674)       (37,941)
              Capital Services:
                Large-ticket                                       (469)          (112)            86
                Small-ticket...........................          (5,634)       (11,527)       (47,940)
                                                                -------        -------        -------
            Total write-offs...........................         (44,919)       (62,313)       (85,795)
                                                                -------        -------        -------

            Ending balance.............................      $  103,820     $   74,129      $  80,655
                                                                =======        =======        =======


The decrease in the amount of additions charged to continuing operations in 2001 is due to the sale of the credit card operation in June 2000. The increase in write-offs related to Internal Financing programs in 2000 is primarily attributable to growth in the postage payment products and the impact of the credit card operation prior to its sale.

The Company regularly evaluates the adequacy of the allowance for credit losses. The evaluation includes historical loss experience, the nature and volume of the Company's portfolios, adverse situations that may affect a customer's ability to repay, estimated value of the underlying collateral (if any) and prevailing economic conditions. If the evaluation of reserve requirements differs from the actual aggregate reserve, adjustments are made to the reserve. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available.

For transactions in the internal leasing programs, the Company discontinues income recognition for lease finance receivables past due over 120 days. The Company has utilized this period because historically, internal collection efforts have continued for this time period. In Capital Services programs, income recognition is discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, income recognition is discontinued when accounts are past due over 90 days.

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

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 6. - Allowance for Credit Losses (continued)

The carrying values of non-performing and troubled finance assets are as follows. There are no leveraged leases classified under these categories.


           December 31                                             2001           2000           1999
                                                                   ----           ----           ----
            (in thousands of dollars)
            Non-performing (non-earning) transactions
              Internal Financing:......................       $  23,150      $  32,542      $  32,423
              Capital Services:
                Large-ticket...........................          41,094            214            763
                Small-ticket...........................           4,528         18,696         17,867
                                                                -------        -------        -------
            Total......................................       $  68,772      $  51,452      $  51,053
                                                                =======        =======        =======
            Troubled (potential problem) transactions
               capital services programs...............       $   7,145      $   6,340      $  11,469
                                                                =======        =======        =======

The increase in non-performing transactions, in 2001 compared to 2000, in Capital Services large-ticket programs is due to one account related to a customer in bankruptcy. The customer is currently making payments and the Company believes the underlying equipment value exceeds the net book value. The decrease in Internal Financing non-performing accounts in 2001 compared to 2000 is related to improvements in collection processes related to the consolidation of the Company's regional locations in 1999.

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

Note 7. - Assets Held for Sale

The Company funded transactions totaling $458.8 million in 2001 and $652.8 million in 2000, relating to assets held for sale. Transactions with a net book value of $426.6 million in 2001, and $474.4 million in 2000, were sold for a net gain before taxes of $14.5 million in 2001 and $4.4 million in 2000, which is recorded as part of finance income. The Company had assets held for sale with a net carrying value of $376.0 million at December 31, 2001, compared with a net carrying value of $363.6 million at December 31, 2000.


Note 8. - Other Assets

           December 31                                                            2001           2000
                                                                                  ----           ----
           (in thousands of dollars)
           Billed meter rental receivables ............................     $   47,128     $   43,234
           Prepaid expenses and other assets...........................         34,918         10,575
           Fair value hedges basis adjustment..........................         31,462              -
           Other receivables...........................................         19,326         13,250
           Retained interest in trust..................................          7,266         49,516
           Equipment and leasehold improvements, net of accumulated
             depreciation and amortization: 2001-$20,109; 2000-$23,139.          6,161          9,017
           Deferred debt placement fees................................          5,957          2,399
                                                                              --------       --------

            Total other assets.........................................     $  152,218     $  127,991
                                                                              ========       ========


                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 8. - Other Assets (continued)

Billed meter rental receivables represent outstanding meter rental receivables billed to customers who have opted to have their meter rental charged on their lease invoice. PBCC remits these charges to PBI upon billing. The increase in billed meter rental receivables in 2001 from 2000 resulted from a larger customer base and higher meter rental rates.

The Company has sold finance assets with limited recourse. In connection with certain transactions, the Company has retained a beneficial interest in the assets. The retained interest is a subordinated interest in a trust and represents its fair value.

Equipment and leasehold improvements are stated at cost. Equipment is depreciated on a straight-line basis over the expected useful life generally ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the remaining lease terms.


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

Under the terms of the Operating Procedures, PBCC has the option to request a buyback from PBI for equipment subject to a lease, which is terminated or canceled, provided the equipment is available for repossession. Following such buyback, PBI is responsible for the repossession and disposition of equipment. The buyback provision sets forth a stipulated amount that is payable by PBI to PBCC for certain terminated leases; such amount is calculated on the basis of a declining percentage, based upon the passage of time, of the original total invoice value to PBCC. The difference between the buyback amount received from PBI and the remaining value of the lease usually results in a loss that is charged against the Company's allowance for credit losses.

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

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 9. - Relationship with Pitney Bowes Inc. and Related Party Transactions (continued)

Under the terms of the Finance Agreement and the Indenture dated as of November 1, 1995 (the "1995 Indenture"), between the Company and JP Morgan Chase Bank (successor to Chemical Bank), as Trustee (the "1995 Trustee"), the Finance Agreement may not be amended, in any material respect, or terminated while the Company has any series of debt securities issued under the 1995 Indenture or any series of other debt outstanding that is, by its express terms, entitled to the provisions of the Finance Agreement unless at least two nationally recognized statistical rating agencies that have been rating such series of debt, confirm that their ratings for such series of debt will not be downgraded as a result or the holders of at least a majority of the outstanding principal amount of such series of debt have consented in writing.

Under the Indenture dated as of May 1, 1985 (together with all Supplemental Indentures as noted in Part IV Item 14(a) 3, the "Indenture"), between PBCC and SunTrust Bank (successor to Bankers Trust Company, effective December 16,
1996), as Trustee (the "Trustee"), PBCC agreed it would not waive compliance with, or amend in any material respect, the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities of each series of debt securities issued under the Indenture. In addition, PBI has entered into a Letter Agreement with the Trustee pursuant to which it agreed, among other things, that it would not default under the Finance Agreement nor terminate the Finance Agreement without the consent of the holders of a majority in principal amount of the outstanding securities issued under the Indenture.

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

Lending / Borrowing Arrangements - From time to time, the Company will either borrow funds from or lend funds to Pitney Bowes and its affiliates at prevailing interest rates. Loans and Advances to Affiliates totaled $979.7 million and $968.4 million at December 31, 2001 and 2000, respectively. Borrowings from Pitney Bowes totaled $765.8 million and $378.5 million at December 31, 2001 and 2000, respectively. Interest income on Loans and Advances to Affiliates was $59.2 million, $51.0 million and $19.2 million in 2001, 2000 and 1999, respectively. Interest expense associated with borrowings from Pitney Bowes was $21.7 million, $20.9 million and $20.2 million in 2001, 2000 and 1999, respectively.

Together with Pitney Bowes, the Company had unused lines of credit and revolving credit facilities totaling $1.5 billion at December 31, 2001.

Shared Services - Pitney Bowes provides PBCC with certain services, including: customer service and collections for the Internal Financing lease portfolio, information technology, employee benefit plans and corporate staff support. Generally, PBCC reimburses Pitney Bowes for the cost of these services.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 10. - Accounts Payable and Accrued Liabilities

           December 31                                                                     2001           2000
                                                                                           ----           ----
            (in thousands of dollars)
           Advances and deposits from customers...................................   $  304,313     $  154,806
           Finance lease advances.................................................       80,543              -
           Reserve for loss on discontinued operations............................       51,938         59,069
           Accounts payable.......................................................       39,910         34,720
           Accrued interest payable...............................................       28,655         26,925
           Accrued sales and use, property and sundry taxes.......................       28,573         27,061
           Accrued salary and benefits payable....................................       16,707         11,190
           Due to noteholders.....................................................       12,951         16,382
           Other liabilities......................................................       28,215          8,232
                                                                                       --------       --------
            Total accounts payable and accrued liabilities........................   $  591,805     $  338,385
                                                                                       ========       ========

Advances and deposits from customers consist mainly of deposits from customers under the Company's Reserve Account program, which began in April 1999.

Finance lease advances represent a short-term interest in direct finance leases in the Capital Services segment.

Due to noteholders represents the principal due to investors on securitized assets.

Note 11. - Notes Payable

Short-term notes payable totaled approximately $0.2 billion and $1.0 billion at December 31, 2001 and 2000, respectively. These notes were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at rates below the prevailing prime rate.

The composition of the Company's notes payable is as follows:

         December 31                                                                       2001           2000
                                                                                           ----           ----
         (in thousands of dollars)
         Senior Notes Payable:
           Commercial paper at the weighted average
             interest rate of 4.63% (6.37% in 2000)...............................$           -   $    526,300
           Other notes payable at a weighted average interest rate
              of  7.38% in 2001 and 7.45% in 2000.................................        1,826          1,649
           Nonrecourse promissory notes at an interest rate of 7.24%..............        1,739              -
           Current installment of long-term debt due within one year at interest rates of 6.63% to 6.73% in 2001
             (6.78% to 7.23% in 2000).............................................      200,000        477,000
                                                                                      ---------      ---------
            Total senior notes payable due within one year........................      203,565      1,004,949
            Senior notes payable due after one year at interest rates of
              5.65% to 9.25% in both 2001 and 2000................................    1,372,993      1,224,819
           Nonrecourse promissory notes at an interest rate of 7.24%..............       53,175              -
            Fair value hedges basis adjustment....................................       31,462              -
                                                                                      ---------      ---------
            Total senior notes payable due after one year.........................    1,457,630      1,224,819
                                                                                      ---------      ---------
            Total senior notes payable............................................    1,661,195      2,229,768
                                                                                      ---------      ---------
         Notes Payable to Affiliates:
            Due within one year at weighted average interest rates
              of  2.09% in 2001 and 5.38% in 2000.................................      543,790        119,464
            Due after one year at an interest rate of 5.38% in both 2001 and 2000.      222,000        259,000
                                                                                      ---------      ---------
            Total notes payable to affiliates.....................................      765,790        378,464
                                                                                      ---------      ---------
         Subordinated Notes Payable:
           Non-interest bearing notes due Pitney Bowes Inc........................      439,951        362,926
                                                                                      ---------      ---------


            Total notes payable...................................................$   2,866,936   $  2,971,158
                                                                                      =========      =========


                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 11. - Notes Payable (continued)

The fair value hedges basis adjustment represents the revaluation of fixed rate debt that has been hedged in accordance with SFAS 133 (See Note 1).

Interest expense is reported net of interest income earned on loans made to the Company's parent, Pitney Bowes Inc, and to other affiliates. Total interest income, including income from loans to Pitney Bowes, was $59.4 million, $57.9 million and $36.6 million in 2001, 2000 and 1999, respectively.

At December 31, 2001, the Company, together with its parent, PBI, had unused lines of credit and revolving credit facilities totaling $1.5 billion largely supporting commercial paper borrowings.

Notes payable at December 31, 2001 (excluding commercial paper borrowings) mature as follows: approximately $747 million in 2002, $575 million in 2003, $142 million in 2004, $42 million in 2005, $42 million in 2006 and $1,319 million thereafter.

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

PBCC had $75 million of unissued debt securities available at December 31, 2001 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $75 million remained available at December 31, 2001.

In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 194 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the nonrecourse promissory notes totaling $55.3 million in principal balance. Two nonrecourse promissory notes remain outstanding at December 31, 2001 with a total principal balance of $54.9 million. These notes are serviced by the underlying lease transaction payments.

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



In April 2000, PBCC issued a total of $134 million of Series A and Series B Secured Floating Rate Senior Notes (The "Notes"). The Notes are due in 2003 and bear interest at 7.443 percent. The proceeds from the Notes were used to purchase subordinated debt obligations from PBI ("PBI Obligations"). The PBI Obligations have a principal amount of $134 million and bear interest at 8.073 percent for the first three years and reset in May 2003 and each third anniversary of the first reset date. The proceeds from the PBI Obligations were used for general corporate purposes including the repayment of short-term debt.



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

          Total
         Notional
         Amount                          Effective
         (000's)                         Through                   Fixed Rate             Floating Rate
         --------                        ---------                 ----------             -------------

       $100,000                      February 2008                    8.625%                See below
       $100,000                          June 2008                    9.250%                See below
       $150,000                     September 2009                    8.550%                See below

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

         Notional
         Amount                          Effective
         (000's)                         Through                   Fixed Rate             Floating Rate
         --------                        ---------                 ----------             -------------

       $100,000                         April 2002                    8.90%                 See below
       $100,000                          June 2004                    8.85%                 See below

The floating rates for each swap are based on six month LIBOR plus a spread, equal to the difference between the fixed rate of the debt and the fixed rate for similar debt available at the time the swap agreement was executed. Under the amended terms of the swap agreements the Company remains the fixed rate-payor.

In 2001 and 2000, the Company issued $77.0 million and $63.0 million, respectively, of non-interest bearing subordinated notes to Pitney Bowes in exchange for funds equal to tax losses generated by the Company and utilized by Pitney Bowes in the 2000 and 1999 consolidated tax returns. Any non-interest bearing subordinated notes payable to Pitney Bowes mature after all senior notes now outstanding and executed hereafter are paid.


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

On December 3, 2001, PBI completed the spin-off of its Office Systems business to stockholders as an independent, publicly-traded company, under the name of Imagistics International Inc. ("Imagistics"). PBI distributed 100 percent of the shares of Imagistics stock through a special stock dividend of Imagistics common stock to Pitney Bowes common stockholders. Each eligible Pitney Bowes common stockholder of record on November 19, 2001 received 0.08 shares of Imagistics stock for each share of Pitney Bowes stock. Office Systems included the copier and facsimile businesses. As a result of the spin-off, copier and facsimile equipment financing is reported as a component of Capital Services.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 12. - Business Segment Information (continued)


Segmental revenue and income from continuing operations before income taxes for the years ended 2001, 2000 and 1999 are presented below. Revenue generated outside of the United States is not considered material.

                                                                            Total Revenue
                                                                    ---------------------------------
    Years Ended December 31                                        2001           2000           1999
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal Financing...............................       $ 410,753      $ 407,676     $  383,187
      Capital Services.................................         177,006        171,413        193,708
                                                                -------        -------        -------
          Total revenue................................       $ 587,759      $ 579,089     $  576,895
                                                                =======        =======        =======




                                                                       Income from Continuing
                                                                   Operations Before Income Taxes
                                                                    ---------------------------------
    Years Ended December 31                                        2001           2000           1999
                                                                   ----           ----           ----
    (in thousands of dollars)

      Internal Financing...............................       $ 133,758      $ 225,333     $  211,542
      Capital Services.................................          64,364         52,857         39,081
                                                                -------        -------        -------
    Income from continuing operations
       before income taxes.............................       $ 198,122      $ 278,190     $  250,623
                                                                =======        =======        =======



Additional segment information is as follows:

                                                                    Depreciation and Amortization
                                                                    ---------------------------------
    Years Ended December 31                                        2001           2000           1999
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal Financing...............................       $     276      $     102     $       94
      Capital Services.................................           9,918         18,896         31,959
                                                                -------        -------        -------
          Depreciation and amortization................       $  10,194      $  18,998     $   32,053
                                                                =======        =======        =======


                                                                        Interest Expense, Net
                                                                    ---------------------------------
    Years Ended December 31                                        2001           2000           1999
                                                                   ----           ----           ----
    (in thousands of dollars)
      Internal Financing...............................       $  47,592      $  58,801     $   59,570
      Capital Services.................................          55,873         56,081         61,640
                                                                -------        -------        -------
    Interest expense, net..............................       $ 103,465      $ 114,882     $  121,210
                                                                =======        =======        =======

                                                                                  December 31,
                                                                           --------------------------
    Net investment in financial assets (1):                                 2001                 2000
                                                                            ----                 ----
    (in thousands of dollars)
      Internal Financing...............................              $ 1,916,311          $ 2,012,772
      Capital Services.................................                2,382,347            2,172,632
                                                                       ---------            ---------
      Total for reportable segments....................                4,298,658            4,185,404
                                                                       ---------            ---------


      Cash.............................................                  124,855               81,211
      Other assets.....................................                1,297,457            1,263,271
                                                                       ---------            ---------


    Total assets.......................................              $ 5,720,970          $ 5,529,886
                                                                       ---------            ---------
                                                                       ---------            ---------

(1) Net investment in financial assets, for purposes of this disclosure includes net finance receivables, investments in leveraged leases, operating leases and assets held for sale, net of any allowance for credit losses.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 13. - Derivative Instruments

PBCC's principal objective in holding derivatives is the management of interest-rate risk. The Company uses various financial instruments, particularly interest rate swaps, to manage these risks. The Company is exclusively an end user of these instruments and does not engage in any derivatives trading or market-making activities in the derivative markets.

The major source of the Company's interest rate risk is its exposure to changes in interest rates as they relate to its notes payable. To manage this exposure, the Company periodically enters into interest rate swaps. The interest rate differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense.

The aggregate amount of interest rate swaps as of December 31, 2001 categorized by type, and the related weighted average interest rate paid and received, assuming current market conditions, is reflected below:

                                      Total

     Major Type                                              Notional
     of Interest                                              Amount           Weighted Average Interest Rates
     Rate Swap      Hedged Liability                          (000's)             Fixed            Variable

     Pay fixed      Medium-term Notes                         $200,000             8.88%           2.12% (1)
     Pay variable   Senior Notes                              $350,000             8.77%           4.64% (2)

(1)      The variable rate is indexed from the three-month LIBOR rate.
(2)      The variable rate is indexed from the six-month LIBOR rate


The aggregate notional amount of interest rate swaps as of December 31, 2001 categorized by annual maturity is reflected below:

                                                                                  Annual Maturity
                                                                                  ---------------------
                                                                                  Pay            Pay
            (in thousands of dollars)                                            Fixed        Variable
                                                                                 -----        --------

            2002.......................................                      $ 100,000      $       -
            2003.......................................                              -              -
            2004.......................................                        100,000              -
            2005.......................................                              -              -
            2006.......................................                              -              -
            Thereafter.................................                              -        350,000
                                                                              --------       --------
            Notional Amount............................                      $ 200,000      $ 350,000
                                                                              ========       ========

The following is a reconciliation of interest rate swap activity by major type of swap:


                                                                          Pay
                                                                   -------------------
            (in thousands of dollars)                             Fixed       Variable          Total
                                                                  -----       --------          -----

           Balance December 31, 1999...................       $ 200,000      $ 350,000      $ 550,000
           New contracts...............................               -              -              -
            Terminated contracts.......................               -              -              -
                                                               --------       --------       --------

            Balance December 31, 2000..................         200,000        350,000        550,000
            New contracts..............................               -              -              -
            Terminated contracts.......................               -              -              -
                                                               --------       --------       --------

           Balance December 31, 2001...................       $ 200,000      $ 350,000      $ 550,000
                                                               ========       ========       ========

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 13. - Derivative Instruments (continued)

Interest rate swaps are used in the majority of circumstances to either convert variable rate interest payments to fixed rate interest payments or to convert fixed rate interest payments to variable rate interest payments.

The impact of interest rate swaps on interest expense and the weighted average borrowing rate is as follows:

                                                                            2001             2000              1999
                                                                            ----             ----              ----

Impact of interest rate swaps on interest expense (000's).............. $    657          $ 2,619           $ 5,049
Weighted average borrowing rate excluding interest rate swaps..........    6.21%            6.75%             5.45%
Weighted average borrowing rate including interest rate swaps..........    6.23%            6.86%             5.64%


Interest rate swap agreements involve the exchange of fixed rate and variable rate interest payments based on a notional principal amount and maturity date.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest-rate swap to the extent of the differential between fixed- and variable-rates; such risk is considered minimal.

The Company has, from time to time, entered into foreign currency contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany loans and certain sales of receivables with recourse of foreign currency denominated lease receivables. The Company had no foreign currency contracts outstanding as of December 31, 2001 and 2000.

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


Note 14. - Stockholder's Equity

The following is a reconciliation of stockholder's equity:

                                                                                                  Accumulated
                                                                         Capital                     Other        Total
                                                           Common       in Excess    Retained    ComprehensiveStockholder's
(in thousands of dollars)                                   Stock    of Stated Value Earnings      ___Loss___    Equity
                                                            -----    --------------- --------         -------    ------




Balance December 31, 1999............................  $    46,000   $    41,725   $ 1,211,084   $       -  $ 1,298,809
Net income - 2000....................................            -             -       212,431           -      212,431
Capital contribution from Pitney Bowes Inc...........            -       300,000             -           -      300,000
Dividends paid to Pitney Bowes Inc...................            -             -      (390,600)          -     (390,600)
                                                           -------       -------      --------     -------     --------

Balance December 31, 2000............................       46,000       341,725     1,032,915           -    1,420,640
Net income - 2001....................................            -             -       160,139           -      160,139
Dividends paid to Pitney Bowes Inc...................            -             -       (96,788)          -      (96,788)
Other comprehensive loss:
    Cumulative effect of accounting change...........            -             -             -      (6,988)      (6,988)
     Unrealized net loss on derivative instruments...            -             -             -        (630)        (630)
                                                           -------       -------      --------     -------     --------

Balance December 31, 2001............................  $    46,000   $   341,725   $ 1,096,266   $  (7,618) $ 1,476,373
                                                           =======       =======      ========     =======     ========


At December 31, 2001, 10,000 shares of common stock, no-par with a stated value of $100,000 per share were authorized and 460 shares were issued and outstanding and amounted to $46.0 million at December 31, 2001 and 2000. All of the Company's stock is owned by Pitney Bowes.

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

The estimated fair value of the Company's financial instruments is as follows:

         December 31                                     2001                         2000
                                                  ---------------------         ---------------------
         (in thousands of dollars)              Carrying        Fair          Carrying         Fair
                                                Value (2)       Value         Value (2)        Value

         Loans receivable (1)             $     343,833   $     345,893  $     394,241  $     405,288
         Senior notes payable                (1,658,692)     (1,749,026)    (1,729,039)    (1,758,617)
         Interest rate swaps                     18,887          18,766           (422)        10,293
         Transfers of receivables
           with recourse                           (829)           (829)        (3,676)        (3,676)



(1) Carrying value for loans receivable is net of applicable allowance for credit losses.
(2) Carrying value includes accrued interest and deferred income, where applicable.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 16. - Taxes on Income from Continuing Operations

Income from continuing operations before income taxes and the provision for income taxes were as follows:

           Years Ended December 31                                 2001           2000           1999
                                                                   ----           ----           ----
           (in thousands of dollars)
            Income from continuing operations
              before income taxes......................      $  198,122     $  278,190     $  250,623
                                                               ========       ========       ========
           Provision for income taxes:
             Federal:
               Current.................................      $  (38,358)    $  (35,621)    $  (27,385)
               Deferred................................          80,856        103,199         79,314
                                                                -------        -------        -------
                   Total federal.......................          42,498         67,578         51,929
                                                                -------        -------        -------
             State and local:
               Current.................................         (21,102)        (6,963)           466
               Deferred................................          16,587          5,144          7,809
                                                                -------        -------        -------
                   Total state and local...............          (4,515)        (1,819)         8,275
                                                                -------        -------        -------

            Total......................................      $   37,983     $   65,759     $   60,204
                                                                =======        =======        =======

Including discontinued operations, the provision for income taxes consists of the following:

           Years Ended December 31                                 2001           2000           1999
                                                                   ----           ----           ----
           (in thousands of dollars)
            Federal....................................      $   42,498     $   67,578     $   39,199
            State and local............................          (4,515)        (1,819)         4,800
                                                                -------        -------        -------
                   Total...............................      $   37,983     $   65,759     $   43,999
                                                                =======        =======        =======

Deferred tax liabilities:

           December 31                                             2001           2000           1999
                                                                   ----           ----           ----
           (in thousands of dollars)
           Deferred tax liabilities:
             Lease revenue and related depreciation....      $  576,200     $  592,230     $  526,838
                                                               --------       --------       --------
            Total......................................      $  576,200     $  592,230     $  526,838
                                                                =======        =======        =======



                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements


Note 16. - Taxes on Income from Continuing Operations (continued)


The reconciliation of the U.S. Federal statutory rate to the Company's effective income tax rate for continuing operations is as follows:

           Years Ended December 31                                  2001            2000            1999
                                                                    ----            ----            ----
           (Percent of pretax income)
            U.S. Federal statutory rate.................            35.0%           35.0%           35.0%
            State and local income taxes ..............             (1.5)           (0.4)            1.6
            Partnership leasing transactions...........             (9.6)           (9.0)           (9.9)
            Tax-exempt foreign trade income............             (2.7)           (1.3)           (1.6)
            Tax-exempt finance income .................             (1.9)           (0.6)           (0.7)
            Residual portfolio and
              equipment acquisition....................             (0.6)           (0.5)           (1.3)
            Other, net ................................              0.5             0.4             0.9
                                                                 --------        --------        --------
            Effective income tax rate .................             19.2%           23.6%           24.0%
                                                                 ========        ========        ========


Note 17. - Retirement and Non-Pension Post-Retirement Benefit Plans

The Company participates in the Pitney Bowes retirement plan, which covers the majority of PBCC employees. The assets of this plan fully fund vested benefits. Pitney Bowes' plan assumptions for 2001 were 7.25 percent for the discount rate,
4.75 percent for the expected rate of increase in future compensation levels and
9.55 percent for the expected long-term rate of return on plan assets. Plan assumptions for 2000 were 7.5 percent for the discount rate, 4.75 percent for the expected rate of increase in future compensation levels and 9.55 percent for the expected long-term rate of return on plan assets. The Company's pension expense was $0.3 million in 2001, $0.4 million in 2000 and $0.5 million in 1999.

The Company participates in the Pitney Bowes non-pension post-retirement benefit plan, which provides certain health care and life insurance benefits to eligible retirees and their dependents. The Company's non-pension post-retirement expense was $0.1 million in 2001, $0.4 million in 2000 and $0.2 million in 1999.

The Company's share of PBI's assets and liabilities related to such plans are not readily determinable.


Note 18. - Commitments, Contingencies, Legal and Regulatory Matters

Commitments - The Company is the lessee under non-cancelable operating leases for office space and automobiles. Future minimum lease payments under these leases are as follows: $2.5 million in 2002, $2.4 million in 2003, $2.4 million in 2004, $2.2 million in 2005, $2.2 million in 2006 and $12.0 million thereafter. Rental expense under operating leases was $1.4 million, $1.2 million and $1.8 million in 2001, 2000 and 1999, respectively.

Contingencies - At December 31, 2001, the Company had $356.4 million of unfunded commitments to extend credit to customers in its Capital Service programs. The Company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount and type of collateral obtained, if deemed necessary by the Company, is based on management's credit assessment of the customer. Fees received under the agreements are recognized over the commitment period. The maximum risk of loss arises from the possible non-performance of the customer to meet the terms of the credit agreement. As part of the Company's review of its exposure to risk, adequate provisions are made for finance assets, which may be uncollectible.

The Company has sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $181.2 million and $262.1 million at December 31, 2001 and 2000, respectively. In accordance with generally accepted accounting principles, the Company has not recorded these amounts as liabilities on its Consolidated Balance Sheets.

                         PITNEY BOWES CREDIT CORPORATION

                   Notes to Consolidated Financial Statements

Note 18. - Commitments, Contingencies and Regulatory Matters (continued)

The maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of our customers. At December 31, 2001, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of its review of risk exposure, the Company believes it has made adequate provision for sold receivables and guarantee contracts which may not be collectible. The Company does not depend on these types of transactions to fund its leasing investments. The Company selectively uses these transactions when it considers the economic impact to be favorable.

The Company has originated tax-exempt secured loans to state and local governments and has sold certificates of interest in these loans to third parties. Generally, the Company recognizes revenue for the fees it receives upon the sale of these certificates. These transactions however, may require us to buy back certificates from the third parties if interest rates rise significantly. The Company's maximum risk of loss arises because it may be required to buy back certificates and resell them to other third parties at below cost. The Company has structured these transactions so that even in a rising interest rate environment, our losses would be minimal. The Company has further minimized any risk of non-performance on the state and local government loans by obtaining credit guarantees of these loans from a highly-rated nationally recognized insurance company. Certificates outstanding at December 31, 2001 and 2000 were $263.7 million and $240.7 million, respectively. In accordance with generally accepted accounting principles, the Company does not record these certificates as assets or liabilities on its Consolidated Balance Sheets.

During 1997, PBCC and GATX Corporation ("GATX") formed PBG Capital Partners LLC ("PBG") for the purpose of financing and managing certain then-existing leasing related assets. PBCC contributed assets to PBG and maintains a 50% interest. PBCC accounts for its investment in PBG under the equity method. The Company's maximum exposure is its investment of $166 million reflected on its Consolidated Balance Sheets at December 31, 2001. PBG's total assets and liabilities at December 31, 2001 were $536 million and $290 million, respectively. In accordance with generally accepted accounting principles, the Company does not record these assets and liabilities on its Consolidated Balance Sheets.


Legal and Regulatory Matters - From time to time, the Company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the Company to enforce contractual rights under contracts; lawsuits by or against the Company relating to equipment, service or payment disputes with customers; disputes with employees; or other matters. The Company is currently a plaintiff or a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the Company's financial condition, results of operations or cash flows.

In December 2001, PBI recorded a pretax charge of approximately $24 million associated with the settlement of a lawsuit related to lease upgrade pricing in the early to mid-1990's. The settlement is subject to court approval. The $24 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through Pitney Bowes supply line and the cost of legal fees and related expenses of $8.3 million.

In June 2001, PBI and Hewlett-Packard announced that they had reached an agreement resolving a lawsuit filed by the company in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, the companies resolved all pending patent litigation without admission of infringement and PBI received $400 million in cash and ten-year supply and technology agreements.

In November 2001, the U.S. Postal Service (USPS) issued its finalized service plan for the retirement of non-digital, or letterpress, meters. New placements of non-digital meters without the "timeout" feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 31, 2002. These meters must be off the market by December 31, 2006. New placements of non-digital meters with a "timeout" feature are no longer permitted after June 2004. These meters must be off the market by December 31, 2008.

In 2000, the USPS issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in 2000 could have been extended only to December 31, 2001.

In connection with the above, PBI adopted a formal meter transition plan in the second quarter of 2001, to transition to the next generation of networked mailing technology.

                         PITNEY BOWES CREDIT CORPORATION
                   Notes to Consolidated Financial Statements

Note 18. - Commitments, Contingencies and Regulatory Matters (continued)

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program (IBIP) for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the Indicium specification - the technical specifications for the indicium to be printed; (ii) a Postal Security Device specification - the technical specification for the device that would contain the accounting and security features of the system; (iii) a Host specification; and (iv) a Vendor Infrastructure specification. During the period from May 1995 through December 31, 2001, PBI submitted extensive comments to a series of proposed IBIP specifications issued by the USPS, including comments on the IBI Performance Criteria.

In August 1999, the USPS and PBI announced that they had reached an agreement (USPS Settlement) resolving a lawsuit filed by the company in 1997. The lawsuit arose out of a dispute over a 1978 Statement of Understanding authorizing the company to offer Postage by Phone(R), its proprietary version of the Computerized Meter Resetting System. Under the terms of the agreement, PBI received $51.8 million, representing a portion of the financial benefit that the USPS obtained as a result of the revised regulations.

In June 1999, PBI was served with a Civil Investigative Demand (CID) from the Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. PBI believes that the Justice Department may have been reviewing its efforts to protect its intellectual property rights. PBI believes it has complied fully with the antitrust laws and cooperated fully with the department's investigation. In February 2002 the Justice Department advised PBI that it has decided to close this investigation with no further action.


Note 19. - Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 2001 and 2000 follows (in thousands of dollars):

                                                                 Three Months Ended
                                                       ----------------------------------------------

         2001                                  March 31         June 30       Sept. 30        Dec. 31
         ----                                  --------         -------       --------        -------

         Total revenue                       $  145,656      $  149,165     $  149,219     $  143,719
                                               --------        --------       --------       --------
         Expenses:
         Cost of meter transition                     -         109,900              -              -
         Selling, general and administrative     28,027          30,480         28,192         29,669
         Depreciation and amortization            2,850           2,693          2,334          2,317
         Provision for credit losses             13,106          11,236         12,980         12,388
         Interest, net                           28,215          25,605         26,457         23,188
         Provision for income taxes              21,829         (20,482)        16,235         20,401
                                               --------        --------       --------       --------
         Total expenses                          94,027         159,432         86,198         87,963
                                               --------        --------       --------       --------
         Net income (loss)                   $   51,629      $  (10,267)    $   63,021     $   55,756
                                               ========        ========       ========       ========


         2000

         Total revenue                       $  142,106      $  150,164     $  142,437     $  144,382
                                               --------        --------       --------       --------
         Expenses:
         Selling, general and administrative     31,172          26,873         26,874         26,313
         Depreciation and amortization            3,604           4,994          3,451          6,949
         Provision for credit losses             16,918          15,387          9,208         14,274
         Interest, net                           28,749          31,716         28,303         26,114
         Provision for income taxes              16,224          19,822         19,947          9,766
                                               --------        --------       --------       --------
         Total expenses                          96,667          98,792         87,783         83,416
                                               --------        --------       --------       --------
         Net income                          $   45,439      $   51,372     $   54,654     $   60,966
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


Item 13.-- Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I2(c).

                         PITNEY BOWES CREDIT CORPORATION

                                     Part IV
Item 14.-- Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Index of documents filed as part of this report:                                              Page(s)
                                                                                                   -------

1.       Consolidated financial statements
         Included in Part II of this report
           Report of independent accountants.................................................           19
           Consolidated statements of income and of retained earnings for each of
           the three years in the period ended December 31, 2001.............................           20
           Consolidated balance sheets at December 31, 2001 and 2000.........................           21
           Consolidated statements of cash flows for each of the three years in
           the period ended December 31, 2001................................................           22
           Notes to consolidated financial statements........................................        23-42

2.       Financial statement schedules
         Valuation and qualifying accounts and reserves (Schedule II)........................           48

         The additional financial data should be read in conjunction with the financial statements included in Item 8 to this Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       Index to Exhibits(numbered in accordance with Item 601 of Regulation S-K)

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

                           (f) Indenture dated as of November 1, 1995               Incorporated by reference to
                               between the Company and Chemical Bank,               Exhibit (4a) to Amendment
                               as Trustee.                                          No.1 to Registration statement
                                                                                    on Form S-3 (No. 33-62485) as
                                                                                    filed with the commission November 2, 1995.

                           (g) Indenture dated as of July 31, 1999 between          Incorporated by reference to
                               Pitney Bowes Credit Corporation and                  Exhibit 3 to Form 8-K of
                               SunTrust Bank, Atlanta, as Trustee.                  Pitney Bowes Credit Corporation (No. 0-13497),
                                                                                    as filed with the Commission
                                                                                    on September 3, 1999.

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

                                            PITNEY BOWES CREDIT CORPORATION

                                            By      /s/ MATTHEW S. KISSNER
                                                    ----------------------
                                                   Matthew S. Kissner
                                           President and Chief Executive Officer
Dated:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.






         By       /s/  MATTHEW S. KISSNER                                       Dated:  March 28, 2002
                  -------------------------
                  Matthew S. Kissner
                  Director and
                  President and Chief Executive Officer


         By       /s/  DAVID KLEINMAN                                           Dated:  March 28, 2002
                  -------------------------
                  David Kleinman
                  Vice President, Finance and
                  Chief Administrative Officer
                  (Principal Financial Officer)



         By       /s/  MICHAEL C. COSTELLO                                      Dated:  March 28, 2002
                  -------------------------
                  Michael C. Costello
                  Controller
                  (Principal Accounting Officer)



         By       /s/  MICHAEL J.  CRITELLI                                     Dated:  March 28, 2002
                  -------------------------
                  Michael J. Critelli
                  Director



         By       /s/  BRUCE P. NOLOP                                           Dated:  March 28, 2002
                  -------------------------
                  Bruce P. Nolop
                  Director



         By       /s/  ARLEN F. HENOCK                                          Dated:  March 28, 2002
                  -------------------------
                  Arlen F. Henock
                  Director




                         PITNEY BOWES CREDIT CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE YEARS ENDED DECEMBER 31, 1999 TO 2001


                      Allowance for credit losses (shown on Consolidated Balance Sheets as deduction from net investments)
                                    ---------------------------------------------------------------------
                                        Additions         Additions       Deductions -
                      Balance at       charged to        charged to       uncollectible
                       beginning        costs and     or credited from      accounts        Balance at
                        of year         expenses        other sources    written off (1)    end of year
                        -------         --------        -------------    ---------------    -----------


   2001              $   74,129         $  49,710         $ 24,900 (4)    $   44,919        $  103,820

   2000              $   80,655         $  55,787         $      -        $   62,313        $   74,129

   1999              $  115,233         $  41,917         $  9,300 (3)    $   85,795 (2)    $   80,655








   (1) Principally uncollectible accounts written off.
   (2) Amounts include the write-off of finance receivable retained in connection with the disposal of Colonial Pacific Leasing Corporation ("CPLC") against previously established allowance for credit losses.
   (3) Additional provision for credit losses for CPLC charged to discontinued operations.
   (4) Additions related to the cost of meter transition.

                         PITNEY BOWES CREDIT CORPORATION

                                   Exhibit (i)
  Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

                            (in thousands of dollars)



                                                           Years Ended December 31,

                                             --------------------------------------------------------
                                             2001         2000        1999(2)      1998(2)      1997(2)
                                             ----         ----        ----         ----         ----


Income from continuing operations
  before income taxes...............   $  198,122   $  278,190  $  250,623   $  244,689    $ 222,443
                                          -------      -------     -------      -------      -------





Fixed charges:
  Interest, net   ..................      103,465      114,882     121,210      124,411      154,634
  One-third of rent expense.........          479          385         585          520        1,107
                                          -------      -------     -------      -------      -------
Total fixed charges.................      103,944      115,267     121,795      124,931      155,741
                                          -------      -------     -------      -------      -------

Earnings from continuing
  operations before fixed charges...   $  302,066   $  393,457  $  372,418   $  369,620    $ 387,184
                                          =======      =======     =======      =======      =======

Ratio of earnings from continuing
  operations to fixed charges (1)...        2.91X        3.41X       3.06X        2.96X        2.49X
                                          =======      =======     =======      =======      =======






(1) The ratio of earnings from continuing operations to fixed charges is computed by dividing earnings from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest on debt and one-third of rent expense as representative of the interest portion.

(2) Amounts reclassified to reflect CPLC and AMIC as discontinued operations. Interest expense and the portion of rents representative of the interest factor of these discontinued operations have been excluded from fixed charges in the computation. Including these amounts in fixed charges, the ratio of earnings to fixed charges would be 2.96, 2.50 and 2.09 times for the years ended December 31, 1999, 1998 and 1997, respectively.

                         PITNEY BOWES CREDIT CORPORATION

                                  Exhibit (ii)
                         Subsidiaries of the Registrant

The Registrant, Pitney Bowes Credit Corporation, a Delaware corporation, is a subsidiary of Pitney Bowes Inc.

The following are subsidiaries of the Registrant as of December 31, 2001:

                                                                                             Country or State
Company Name                                                                                 of Incorporation
------------                                                                                 ----------------
CPLC Inc.                                                                                    Delaware
FSL Holdings Inc.                                                                            Connecticut
FSL Risk Managers Inc                                                                        New York
Harlow Aircraft Inc.                                                                         Delaware
PB Air Inc.                                                                                  Nevada
PB CFSC I Inc.                                                                               US Virgin Islands
PB Equipment Management Inc.                                                                 Delaware
PB Funding Corporation                                                                       Delaware
PB Global Holdings Inc.                                                                      Connecticut
PB Global Holdings II Inc.                                                                   Connecticut
PB Global Holdings III Inc.                                                                  Connecticut
PB Global Holdings IV Inc.                                                                   Connecticut
PB Lease Holdings Inc.                                                                       Nevada
PB Leasing Services Inc.                                                                     Nevada
PB Miles Inc.                                                                                Delaware
PB Municipal Funding Inc.                                                                    Nevada
PB Nihon FSC Ltd.                                                                            Bermuda
PB Nikko FSC Ltd.                                                                            Bermuda
PB Partnership Financing, Inc.                                                               Delaware
PB Public Finance Inc.                                                                       Delaware
PB/PREFCO Real Estate Holdings Inc.                                                          Delaware
PBA Foreign Sales Corporation                                                                Barbados
PBG Holdings Inc.                                                                            Delaware
Pitney B2B Capital.com Inc.                                                                  Delaware
Pitney Bowes Insurance Agency, Inc.                                                          Connecticut
Pitney Bowes Real Estate Financing Corporation ("PREFCO")                                    Delaware
Pitney Structured Funding I Inc.                                                             Delaware
PREFCO - Dayton Community Urban Redevelopment Corporation                                    Ohio
PREFCO Dover Inc.                                                                            Delaware
PREFCO I LP Inc                                                                              Delaware
PREFCO II Inc.                                                                               Delaware
PREFCO II SPE Inc.                                                                           Delaware
PREFCO III LP Inc.                                                                           Delaware
PREFCO IV LP Inc.                                                                            Delaware
PREFCO V LP Inc.                                                                             Delaware
PREFCO VI Inc.                                                                               Delaware
PREFCO VI LP Inc.                                                                            Delaware
PREFCO VII Inc.                                                                              Delaware
PREFCO VII LP Inc.                                                                           Delaware
PREFCO VIII LP Inc.                                                                          Delaware
PREFCO IX LP Inc.                                                                            Delaware
PREFCO XI LP Inc.                                                                            Delaware
PREFCO XII LP Inc.                                                                           Delaware
PREFCO XIII Inc.                                                                             Delaware
PREFCO XIII LP Inc.                                                                          Delaware
PREFCO XIV LP Inc.                                                                           Delaware
PREFCO XV LP Inc.                                                                            Delaware
PREFCO XVI Inc.                                                                              Delaware
PREFCO XVI LP Inc.                                                                           Delaware
PREFCO XVII Inc.                                                                             Delaware
PREFCO XVII LP Inc.                                                                          Delaware
PREFCO XVIII LP Inc.                                                                         Delaware
PREFCO XIX LP Inc.                                                                           Delaware
PREFCO XXI Inc.                                                                              Delaware
PREFCO XXI LP Inc.                                                                           Delaware

                         PITNEY BOWES CREDIT CORPORATION

                                  Exhibit (ii)
                   Subsidiaries of the Registrant (continued)

                                                                                             Country or State
Company Name                                                                                 of Incorporation
------------                                                                                 ----------------
PREFCO XXII Inc.                                                                             Delaware
PREFCO XXII LP Inc.                                                                          Delaware
PREFCO XXIV Inc.                                                                             Delaware
PREFCO XXV Inc.                                                                              Delaware
PREFCO Onze Inc.                                                                             Delaware
PREFCO Twelve Holdings Inc.                                                                  Delaware
The Pitney Bowes Bank, Inc.                                                                  Utah
Tower FSC Ltd.                                                                               Bermuda
Waterview Resolution Corporation                                                             Massachusetts


                         PITNEY BOWES CREDIT CORPORATION
                                  Exhibit (iii)
                       Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-59181) of Pitney Bowes Credit Corporation of our report dated January 29, 2002 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.





PricewaterhouseCoopers LLP


Stamford, Connecticut
March 28, 2002