Form 10-Q
period 2002-03-31
PITNEY BOWES CREDIT CORP
filed 2002-05-10
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 30, 2002, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION




            Part I -- FINANCIAL INFORMATION

                ITEM 1.-- FINANCIAL STATEMENTS
                    Consolidated Statements of Income:
                      Three Months Ended March 31, 2002 and 2001..........................................        3
                    Consolidated Balance Sheets:
                      At March 31, 2002 and December 31, 2001.............................................        4
                    Consolidated Statements of Cash Flow:
                      Three Months Ended March 31, 2002 and 2001..........................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................       11


            Part II -- OTHER INFORMATION

                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       16

                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       16

                Signatures................................................................................       17

                    Exhibit (i)-- Computation of Ratio of Earnings to Fixed Charges.......................       18


                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                                  Three Months Ended March 31,
                                                                                  ---------------------------

                                                                                      2002               2001
                                                                                      ----               ----
     Revenue:
       Finance income................................................            $ 145,057          $ 145,656
                                                                                   -------            -------

     Expenses:
       Selling, general and administrative...........................               29,074             28,027
       Interest, net.................................................               23,041             28,215
       Provision for credit losses...................................               11,238             13,106
       Depreciation and amortization.................................                2,888              2,850
                                                                                   -------            -------

         Total expenses..............................................               66,241             72,198
                                                                                   -------            -------

     Income before income taxes......................................               78,816             73,458
     Provision for income taxes......................................               24,405             21,829
                                                                                   -------            -------

     Net income......................................................            $  54,411          $  51,629
                                                                                   =======            =======

     Ratio of earnings to fixed charges..............................                4.40X              3.59X
                                                                                   =======            =======






                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                  March 31,       December 31,
                                                                                    2002              2001
                                                                               ------------       -----------
ASSETS

Cash and cash equivalents............................................          $    154,449      $    124,855

Investments:
  Finance assets.....................................................             2,709,056         2,800,490
  Investment in leveraged leases.....................................             1,231,228         1,202,635
  Investment in operating leases, net of accumulated depreciation....                21,983            23,311
  Allowance for credit losses........................................              (105,650)         (103,820)
                                                                                  ---------         ---------

    Net investments..................................................             3,856,617         3,922,616
                                                                                  ---------         ---------

Assets held for sale.................................................               367,553           376,042
Investment in partnership............................................               163,486           165,534
Loans and advances to affiliates.....................................               982,667           979,705
Other assets.........................................................               147,323           152,218
                                                                                  ---------         ---------

       Total assets..................................................          $  5,672,095      $  5,720,970
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................          $    603,707      $    203,565
Short-term notes payable to affiliates...............................               481,912           543,790
Accounts payable to affiliates.......................................               222,113           209,656
Accounts payable and accrued liabilities.............................               539,736           591,805
Deferred taxes.......................................................               603,791           576,200
Senior notes payable after one year..................................             1,051,648         1,457,630
Long-term notes payable to affiliates................................               222,000           222,000
Subordinated notes payable...........................................               439,951           439,951
                                                                                  ---------         ---------

     Total liabilities...............................................             4,164,858         4,244,597
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital in excess of stated value....................................               341,725           341,725
Retained earnings....................................................             1,124,952         1,096,266
Accumulated other comprehensive loss.................................                (5,440)           (7,618)
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,507,237         1,476,373
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,672,095      $  5,720,970
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                                 Three Months Ended March 31,
                                                                                -----------------------------

                                                                                       2002             2001
                                                                                       ----             ----
OPERATING ACTIVITIES
Net income...................................................................   $    54,411      $    51,629
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Provision for credit losses.............................................        11,238           13,106
     Depreciation and amortization...........................................         2,888            2,850
     Increase in deferred taxes..............................................        26,139            4,412
     (Increase) in other assets..............................................        (1,696)          (4,090)
     Increase in accounts payable to affiliates..............................        12,457           25,499
     (Decrease) increase in accounts payable and accrued liabilities.........       (48,837)          21,027
Other, net...................................................................            -             2,517
                                                                                   --------         --------

Net cash provided by operating activities....................................        56,600          116,950
                                                                                   --------         --------

INVESTING ACTIVITIES
Collection on revolving credit products, net.................................         4,513           46,912
Investment in net finance assets.............................................      (161,551)        (157,066)
Investment in leveraged leases...............................................       (21,682)          (3,312)
Investment in assets held for sale...........................................      (126,287)        (103,511)
Cash receipts collected under lease contracts, net of finance
  income recognized..........................................................       369,034          318,296
Short-term loans and advances to affiliates, net.............................        (2,564)         (18,788)
                                                                                   --------         --------

Net cash provided by investing activities....................................        61,463           82,531
                                                                                   --------         --------

FINANCING ACTIVITIES
Change in commercial paper borrowings, net...................................             -          120,700
Change in other short-term debt, net.........................................          (443)               -
Change in loans from affiliates, net.........................................       (61,878)           1,100
Repayment of senior notes....................................................             -         (277,367)
Repayment of non-recourse promissory notes...................................          (423)               -
Dividends paid to Pitney Bowes Inc...........................................       (25,725)         (23,682)
                                                                                   --------         --------

Net cash used in financing activities........................................       (88,469)        (179,249)
                                                                                   --------         --------


Increase in cash and cash equivalents........................................        29,594           20,232

Cash and cash equivalents at beginning of period.............................       124,855           81,211
                                                                                   --------         --------

Cash and cash equivalents at end of period...................................   $   154,449      $   101,443
                                                                                   ========         ========

Interest paid................................................................   $    40,216      $    46,007
                                                                                   ========         ========

Income taxes refunded, net...................................................   $   (15,236)     $   (23,340)
                                                                                   ========         ========

                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




Note 1 -- General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2002 and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Note 2 -- Finance Assets

The composition of the Company's finance assets is as follows:

                                                                                  March 31,       December 31,
           (in thousands of dollars)                                                2002              2001
                                                                                  ---------       -----------

            Lease finance receivables......................................    $  2,776,214     $  2,844,644
            Other finance receivables .....................................         300,633          318,138
                                                                                  ---------        ---------

              Total gross finance receivables..............................       3,076,847        3,162,782
            Unguaranteed residual valuation................................         232,924          247,196
                                                                                  ---------        ---------

              Total gross finance assets ..................................       3,309,771        3,409,978
            Initial direct costs deferred..................................          42,803           43,147
            Unearned income................................................        (643,518)        (652,635)
                                                                                  ---------        ---------

              Total finance assets.........................................    $  2,709,056     $  2,800,490
                                                                                  =========        =========




Note 3 -- Cost of Meter Transition

During the second quarter of 2001, Pitney Bowes Inc. ("PBI") adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by PBI's expanded access to technology and by its ability to move to networked products, combined with its expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded non-cash, pretax charges of $109.9 million for the year ended December 31, 2001, related to impairment of finance assets, primarily lease residuals. In November 2001, postal regulations were issued consistent with PBI's meter transition plan, defining the meter migration process and timing.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   Note 4 -- Notes Payable

   The composition of the Company's notes payable is as follows:

                                                                                          March 31,         December 31,
         (in thousands of dollars)                                                          2002                2001
                                                                                          ---------         -----------
         Senior Notes Payable:
           Other notes payable at an interest rate of 7.51%..................        $        1,936      $        1,826
           Non-recourse promissory notes at an interest rate of 7.24%..........               1,771               1,739
           Current installment of long-term debt due within one year at a
              weighted average interest rate of 6.04% in 2002 (5.83% in 2001)               600,000             200,000
                                                                                          ---------           ---------

            Total senior notes payable due within one year...................               603,707             203,565


            Senior notes payable due after one year at a weighted average
              interest rate of 6.81% in 2002 (7.28% in 2001).................               972,440           1,372,993
            Non-recourse promissory notes at interest rate of 7.24%..........                52,720              53,175
            Fair value hedges basis adjustment...............................                26,488              31,462
                                                                                          ---------           ---------

            Total senior notes payable due after one year....................             1,051,648           1,457,630
                                                                                          ---------           ---------

            Total senior notes payable.......................................             1,655,355           1,661,195
                                                                                          ---------           ---------

         Notes Payable to Affiliates:

            Due within one year at a weighted average interest rate
              of 2.01% in 2002 (2.34% in 2001)...............................               481,912             543,790
            Due after one year at an interest rate of 5.38% in 2002 and 2001.               222,000             222,000
                                                                                          ---------           ---------

            Total notes payable to affiliates................................               703,912             765,790
                                                                                          ---------           ---------
         Subordinated Notes Payable:
            Non-interest bearing notes due PBI...............................               439,951             439,951
                                                                                          ---------           ---------

         Total notes payable.................................................        $    2,799,218      $    2,866,936
                                                                                          =========           =========

   Interest, net, as reported on the consolidated statements of income is net of interest income earned on loans made to the Company's parent, PBI and to other affiliates. Total interest income, including income from loans to Pitney Bowes, was $11.1 million and $17.0 million for the three months ended March 31, 2002 and 2001, respectively.

   PBCC has $75 million of unissued debt securities available at March 31, 2002, from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $75 million remained available at March 31, 2002.

   In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

   In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 194 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at March 31, 2002 with a total principal balance of $54.5 million. These notes are secured by the underlying lease transaction payments.

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

   On December 3, 2001, PBI completed the spin-off of its Office Systems business to stockholders as an independent, publicly-traded company, under the name of Imagistics International Inc. ("Imagistics"). PBI distributed 100 percent of the shares of Imagistics stock through a special stock dividend of Imagistics common stock to Pitney Bowes common stockholders. Each eligible Pitney Bowes common stockholder of record on November 19, 2001 received 0.08 shares of Imagistics stock for each share of Pitney Bowes stock. Office Systems included the copier and facsimile businesses. As a result of the spin-off, copier and facsimile equipment financings are reported as a component of Capital Services.

   Segmental revenue and income before income taxes for the three months ended March 31, 2002 and 2001 are presented below. Revenue generated outside of the United States is not considered material.

                                                                Three Months Ended March 31,
                                                                ---------------------------

      (in thousands of dollars)                                        2002           2001
                                                                       ----           ----
    Revenue:
      Internal Financing .....................................   $  102,588     $  102,052
      Capital Services........................................       42,469         43,604
                                                                    -------        -------
           Total revenue......................................   $  145,057     $  145,656
                                                                    =======        =======


    Income before income taxes:
       Internal Financing.....................................   $   62,717     $   59,412
       Capital Services.......................................       16,099         14,046
                                                                    -------        -------
           Total income before income taxes...................   $   78,816     $   73,458
                                                                    =======        =======




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


   The Company periodically enters into interest rate swaps to manage the risk associated with changes in interest rates. During the three months ended March 31, 2002, the Company recorded unrealized net gains after taxes totaling $2.2 million associated with changes in the fair value of interest rate swaps designated as cash flow hedges.


   In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles have not been amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The Company adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001 and fiscal year 2001, on January 1, 2002. The adoption of these statements did not materially impact results of operations for the first quarter of 2002. Goodwill will be reviewed for impairment on a periodic basis.


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

   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of APB Opinion 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. The provisions of SFAS No. 144 have been adopted effective January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the first quarter of 2002.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   Note 7 --  Stockholder's Equity

   The following is a reconciliation of stockholder's equity:

                                                                                                Accumulated
                                                                          Capital                  Other         Total
                                                              Common  in Excess of  Retained   Comprehensive Stockholder's
   (in thousands of dollars)                                   Stock  Stated Value  Earnings   Income (Loss)    Equity
                                                               ----- ------------- ----------  ------------- -------------


   Balance December 31, 2001.........................      $  46,000  $  341,725   $1,096,266  $  (7,618)   $ 1,476,373
   Net income........................................              -           -       54,411           -        54,411
   Dividends paid to Pitney Bowes Inc................              -           -      (25,725)          -       (25,725)
   Other comprehensive income (loss):
        Cumulative effect of accounting change.......              -           -            -           -             -
        Unrealized net gain on derivative instruments              -           -            -       2,178         2,178
                                                           ---------  ----------   ----------  ----------   -----------

   Balance March 31, 2002............................      $  46,000  $  341,725   $1,124,952  $  (5,440)   $ 1,507,237
                                                           =========  ==========   ==========  ==========   ===========


   The Company has 10,000 shares of common stock, no-par with a stated value of $100,000 per share, authorized and 460 shares were issued and outstanding and amounted to $46.0 million at March 31, 2002 and December 31, 2001. All of the Company's stock is owned by PBI.

                         PITNEY BOWES CREDIT CORPORATION

 ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the second quarter of 2001, PBI adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by PBI's expanded access to technology and by its ability to move to networked products, combined with its expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded non-cash, pretax charges of $109.9 million for the year ended December 31, 2001, related to impairment of finance assets, primarily lease residuals. In November 2001, postal regulations were issued consistent with PBI's meter transition plan, defining the meter migration process and timing.


Net income for the three months ended March 31, 2002 increased $2.8 million (5.4%) to $54.4 million compared with $51.6 million for the same period of 2001. The increase is principally attributable to lower interest costs.


Operating Results
Finance income from all sources decreased $0.6 million (0.4%) to $145.1 million for the first three months of 2002 compared to $145.7 million for the first three months of 2001. The decrease primarily reflects a combination of lower fee- and service-based revenue from the Company's Capital Services and postage payment programs.


Selling, general and administrative ("SG&A") expenses increased $1.0 million (3.7%) to $29.1 million for the first three months of 2002 compared to $28.0 million for the first three months of 2001. The increase in 2002 is primarily due to costs associated with investments in growth initiatives.


Net interest expense decreased $5.2 million (18.3%) to $23.0 million for the first three months of 2002 compared to $28.2 million for the first three months of 2001. The decrease in 2002 is due to lower average borrowings and lower interest rates for the three months ended March 31, 2002. The effective interest rate on average borrowings was 5.32% in 2002 compared to 6.80% in 2001. The Company does not match fund its financing investments.

The provision for credit losses decreased $1.9 million (14.3%) to $11.2 million for the first three months of 2002 compared to $13.1 million for the first three months of 2001. The decrease is primarily due to favorable write-off levels in the Company's internal leasing business and postage payment programs.

Depreciation and amortization was $2.9 million for the first three months of 2002 and 2001.

Provisions for income taxes were $24.4 million (an effective tax rate of 31.0%) for the first three months of 2002 compared to $21.8 million (an effective tax rate of 29.7%) for the first three months of 2001. This increase in the effective tax rate is primarily due to the declining impact of certain Capital Services transactions entered into in prior years.

Business Segments
On December 3, 2001, PBI completed the spin-off of its Office Systems business to stockholders as an independent, publicly-traded company, under the name of Imagistics International Inc. ("Imagistics"). PBI distributed 100 percent of the shares of Imagistics common stock through a special stock dividend of Imagistics common stock to Pitney Bowes common stockholders. Each eligible Pitney Bowes common stockholder of record on November 19, 2001 received 0.08 shares of Imagistics stock for each share of Pitney Bowes stock. Office Systems included the copier and facsimile businesses. As a result of the spin-off, copier and facsimile equipment financing is reported as a component of Capital Services.

                         PITNEY BOWES CREDIT CORPORATION

ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segments (continued)

Revenue and income before income taxes for the Company, by business segment, for the three months ended March 31, 2002 and 2001 are summarized below.

                                                                 Three Months Ended March 31,
                                                                 ---------------------------

        (in thousands of dollars)                                      2002           2001
                                                                       ----           ----
    Revenue:
      Internal Financing .....................................   $  102,588     $  102,052
      Capital Services........................................       42,469         43,604
                                                                     ------        -------

           Total revenue......................................   $  145,057     $  145,656
                                                                    =======        =======


    Income before income taxes:
       Internal Financing.....................................   $   62,717     $   59,412
       Capital Services.......................................       16,099         14,046
                                                                     ------        -------

           Total income before income taxes...................   $   78,816     $   73,458
                                                                    =======        =======


Internal Financing revenue increased 0.5% and income before income taxes increased 5.6% for the first three months of 2002 compared to the first three months of 2001. The increase in revenue was mainly due to higher year over year earning asset levels in the internal leasing business, offset by impacts of lower yields on new placements of non-digital equipment due to the meter transition plan (see note 3 to the consolidated financial statements). Revenue was also negatively impacted by lower fee- and service-based income from postage payment programs. The decrease in postage payment programs was related to favorable impacts in the first quarter of 2001 related to programs associated with the postal rate change in December 2000, which drove higher revolving balances, as well as changes in the late charge grace period which drove higher late charges in 2001. The increase in income before income taxes was primarily due to lower interest expense primarily driven by a lower effective interest rate.


Capital Services revenue decreased 2.6% and income before income taxes increased 14.6% for the first three months of 2002 compared to the first three months of 2001. The decrease in revenue was due to lower fee-income generated on selected asset sales. The increase in income before income taxes was primarily due to a lower effective interest rate.

Portfolio Quality
Finance assets represent the Company's largest asset and its primary source of revenue. The Company's finance assets at March 31, 2002 decreased $91.4 million to approximately $2.7 billion from approximately $2.8 billion at the end of 2001. The decrease was primarily due to the Company's ongoing effort to limit Capital Services asset levels and a lower investment balance in the Company's internal financing programs.

Lease finance receivables represent the Company's expected future rental payments on its finance leases and amounted to approximately $2.8 billion at both March 31, 2002 and December 31, 2001.

Other finance receivables primarily consist of amounts invested in the Company's postage payment and revolving credit products. The balance of other finance receivables at March 31, 2002 was $300.6 million compared to $318.1 million at December 31, 2001. The decrease primarily reflected the seasonality of postage purchases.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 2.46 percent at March 31, 2002 and 2.38 percent at December 31, 2001. PBCC charged $9.4 million against the allowance for credit losses for the three months ended March 31, 2002 compared to $13.9 million for the same period of 2001.

                         PITNEY BOWES CREDIT CORPORATION
 ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 24 percent short-term and 76 percent long-term at March 31, 2002 compared to 26 percent short-term and 74 percent long-term at December 31, 2001. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 29 percent variable-rate and 71 percent fixed-rate at March 31, 2002 compared to 30 percent variable-rate and 70 percent fixed-rate at December 31, 2001. The Company may borrow through the issuance of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. Together with its parent PBI, the Company had unused lines of credit and revolving credit facilities totaling $1.5 billion at March 31, 2002, largely supporting PBI's commercial paper borrowings. More detailed information regarding the Company's debt is contained in Note 4 to the CONSOLIDATED FINANCIAL STATEMENTS.


PBCC has $75 million of unissued debt securities available at March 31, 2002 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $75 million remained available at March 31, 2002.

In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 194 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at March 31, 2002 with a total principal balance of $54.5 million. These notes are secured by the underlying lease transaction payments.

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements and foreign currency exchange forward contracts. The Company periodically enters into interest rate swap agreements as a means of managing interest rate exposure. The interest rate differential paid or received over the life of the agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. At March 31, 2002, the Company was counterparty to interest rate swap agreements with a total notional amount of $550 million.

The Company has, from time to time, entered into foreign currency exchange forward contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency exchange forward contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At March 31, 2002 there were no foreign currency exchange forward contracts outstanding.

The Company monitors the credit risk of these transactions as part of the normal credit review of its banking relationships. The Company monitors the market risk of derivative instruments through periodic review of fair market values.

Under the Amended and Restated Finance Agreement between PBI and the Company, PBI is obligated on a quarterly basis to make payments, to the extent necessary, so that the Company's earnings available for fixed charges for the preceding one-year period shall not be less than 1.25 times its fixed charges. PBI has also agreed to make any past due principal, interest or premium payments on behalf of PBCC with respect to all approved debt and/or commercial paper, in the event that PBCC is unable to make such payments. To date, no such payments from PBI have been required.

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

                         PITNEY BOWES CREDIT CORPORATION
ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Matters


 In 2000, the U.S. Postal Service ("USPS") issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

o As of February 1, 2000, new placements of manually reset electronic meters were no longer permitted.


o Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in 2000 could be extended to December 31, 2001.

On November 15, 2001, the USPS issued a final rule as follows:

o New placements of non-digital meters without the "timeout" feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 31, 2002. These meters must be off the market by December 31, 2006.

o New placements of non-digital meters with a "timeout" feature are no longer permitted after June 2004. These meters must be off the market by December 31, 2008.


The Company adopted a formal meter transition plan in the second quarter of 2001, to transition to the next generation of networked mailing technology.

USPS Information Based Indicia Program ("IBIP")


In May 1995, the USPS publicly announced its concept of its IBIP for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the Indicium specification;
(ii) a Postal Security Device specification; (iii) a Host specification; and
(iv) a Vendor Infrastructure specification. During the period from May 1995 through March 31, 2002, we submitted extensive comments to a series of proposed IBIP specifications issued by the USPS, including comments on the IBI Performance Criteria.


In June 1999, PBI was served with a Civil Investigative Demand ("CID") from the U.S. Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. PBI believes that the Justice Department may have been reviewing the company's efforts to protect its intellectual property rights. PBI believes it has complied fully with the antitrust laws and cooperated fully with the department's investigation. In February 2002, the Justice Department advised PBI that it has decided to close this investigation with no further action.

                         PITNEY BOWES CREDIT CORPORATION
ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward - Looking Statements

The Company wants to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by the Company's management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which discuss the Company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate", "project", "plan", "believe", "expect", "anticipate", "intend", and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include:

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


b.       No reports on Form 8-K were filed during the quarter ended
         March 31, 2002.

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


Dated:  May 10, 2002




                                           By      /s/  MICHAEL C. COSTELLO
                                                    ----------------------

                                                      Michael C. Costello
                                                          Controller
                                                (Principal Accounting Officer)


Dated:  May 10, 2002

                                   Exhibit (i)
                Computation of Ratio of Earnings to Fixed Charges
                            (in thousands of dollars)



                                                                   Three Months Ended March 31,
                                                                  -----------------------------
                                                                     2002                  2001
                                                                     ----                  ----

Income before income taxes......................               $   78,816            $   73,458
                                                                  -------               -------
Fixed charges:
  Net interest on debt..........................                   23,041                28,215
  One third rent expense........................                      115                    93
                                                                  -------               -------

Total fixed charges.............................                   23,156                28,308
                                                                  -------               -------

Earnings before fixed charges...................               $  101,972            $  101,766
                                                                  =======               =======

Ratio of earnings to fixed charges (1)..........                    4.40X                 3.59X
                                                                  =======               =======







(1) The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of net interest on debt and one third of rent expense as representative of the interest portion.