Form 10-Q
period 2002-06-30
PITNEY BOWES CREDIT CORP
filed 2002-08-13
CIK 768170

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

As of July 31, 2002, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PITNEY BOWES CREDIT CORPORATION




            Part I -- FINANCIAL INFORMATION

                ITEM 1.-- FINANCIAL STATEMENTS
                    Consolidated Statements of Income:
                      Three and Six Months Ended June 30, 2002 and 2001...................................        3
                    Consolidated Balance Sheets:
                      At June 30, 2002 and December 31, 2001..............................................        4
                    Consolidated Statements of Cash Flow:
                      Six Months Ended June 30, 2002 and 2001.............................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................       11


            Part II -- OTHER INFORMATION

                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       17

                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       17

                Signatures................................................................................       18


                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                                        -------------------------         ------------------------

                                                                              2002            2001             2002          2001
                                                                              ----            ----             ----          ----

Revenue:
  Finance income...............................................          $ 143,644       $ 149,165        $ 288,701      $ 294,821
                                                                           -------         -------          -------        -------


Expenses:
  Cost of meter transition ....................................                  -         109,900                -        109,900
  Selling, general and administrative..........................             27,958          30,480           57,032         58,507
  Interest, net................................................             20,356          25,605           43,397         53,820
  Provision for credit losses..................................             12,039          11,236           23,277         24,342
  Depreciation and amortization................................              2,836           2,693            5,724          5,543
                                                                           -------         -------          -------        -------

    Total expenses.............................................             63,189         179,914          129,430        252,112
                                                                           -------         -------          -------        -------
-------

Income (loss) before income taxes..............................             80,455         (30,749)         159,271         42,709
Provision for (benefit from) income taxes......................             25,807         (20,482)          50,212          1,347
                                                                           -------         -------          -------        -------
-------



Net income (loss)..............................................         $   56,648      $  (10,267)      $  109,059     $   41,362
                                                                           =======          =======         =======        =======
Ratio of earnings to fixed charges.............................              4.92X               -            4.65X          1.79X
                                                                           =======          =======         =======        =======





                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                  June 30,         December 31,
                                                                                    2002              2001
                                                                                 ---------          ---------
ASSETS

Cash and cash equivalents............................................          $    142,823    $      124,855

Investments:
  Finance assets.....................................................             2,673,016         2,800,490
  Investment in leveraged leases.....................................             1,244,272         1,202,635
  Investment in operating leases, net of accumulated depreciation....                21,061            23,311
  Allowance for credit losses........................................              (107,641)         (103,820)
                                                                                  ---------         ---------

    Net investments..................................................             3,830,708         3,922,616
                                                                                  ---------         ---------

Assets held for sale.................................................               385,893           376,042
Investment in partnership............................................               163,546           165,534
Loans and advances to affiliates.....................................               979,677           979,705
Other assets.........................................................               163,768           152,218
                                                                                  ---------         ---------

       Total assets..................................................          $  5,666,415      $  5,720,970
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................          $    537,889      $    203,565
Short-term notes payable to affiliates...............................               633,087           543,790
Accounts payable to affiliates.......................................               224,670           209,656
Accounts payable and accrued liabilities.............................               504,665           591,805
Deferred taxes.......................................................               635,438           576,200
Senior notes payable after one year..................................               933,175         1,457,630
Long-term notes payable to affiliates................................               222,000           222,000
Subordinated notes payable...........................................               439,951           439,951
                                                                                  ---------         ---------

     Total liabilities...............................................             4,130,875         4,244,597
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital in excess of stated value....................................               341,725           341,725
Retained earnings....................................................             1,153,875         1,096,266
Accumulated other comprehensive loss.................................                (6,060)           (7,618)
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,535,540         1,476,373
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,666,415      $  5,720,970
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                                   Six Months Ended June 30,
                                                                                ------------------------------

                                                                                      2002              2001
                                                                                      ----              ----
OPERATING ACTIVITIES
Net income...................................................................    $  109,059        $  41,362
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Provision for credit losses.............................................        23,277           24,342
     Depreciation and amortization...........................................         5,724            5,543
     Cost of meter transition................................................            -           109,900
     Increase (decrease) in deferred taxes...................................        58,200          (17,462)
     (Increase) in other assets..............................................        (3,124)         (15,033)
     Increase in accounts payable to affiliates..............................        15,014           37,397
     (Decrease) increase in accounts payable and accrued liabilities.........       (84,544)          68,338
Other, net...................................................................             -            1,159
                                                                                   --------         --------

Net cash provided by operating activities....................................       123,606          255,546
                                                                                   --------         --------

INVESTING ACTIVITIES
Collection on (investment in) revolving credit products, net.................       (10,665)          47,631
Investment in net finance assets.............................................      (359,603)        (346,260)
Investment in leveraged leases...............................................       (19,991)         (41,167)
Investment in assets held for sale...........................................      (286,950)        (180,998)
Cash receipts collected under lease contracts, net of finance
  income recognized..........................................................       735,446          576,217
Short-term loans and advances to affiliates, net.............................            28           (6,068)
                                                                                   --------         --------

Net cash provided by investing activities....................................        58,265           49,355
                                                                                   --------         --------

FINANCING ACTIVITIES
Change in commercial paper borrowings, net...................................            -            25,210
Change in other short-term debt, net.........................................         (896)             (787)
Change in loans from affiliates, net.........................................       89,297            (1,989)
Repayment of senior notes....................................................     (200,000)         (277,000)
Repayment of non-recourse promissory notes...................................         (854)               -
Dividends paid to Pitney Bowes Inc...........................................      (51,450)          (47,364)
                                                                                   --------          --------

Net cash used in financing activities........................................      (163,903)        (301,930)
                                                                                   --------          --------


Increase in cash and cash equivalents........................................        17,968            2,971

Cash and cash equivalents at beginning of period.............................       124,855           81,211
                                                                                   --------         --------

Cash and cash equivalents at end of period...................................  $    142,823    $      84,182
                                                                                   ========         ========

Interest paid................................................................  $     57,672    $      72,743
                                                                                   ========         ========

Income taxes refunded, net...................................................  $   (22,124)    $     (29,791)
                                                                                   ========         ========

                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




Note 1 -- General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position of the Company at June 30, 2002 and December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001 have been included. Certain amounts from prior periods have been reclassified to conform to current period presentation. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Note 2 -- Finance Assets

The composition of the Company's finance assets is as follows:

                                                                                  June 30,        December 31,
           (in thousands of dollars)                                                2002              2001
                                                                                 ---------         ---------

            Lease finance receivables......................................    $  2,749,830     $  2,844,644
            Other finance receivables .....................................         315,551          318,138
                                                                                  ---------        ---------

              Total gross finance receivables..............................       3,065,381        3,162,782
            Unguaranteed residual valuation................................         208,154          247,196
                                                                                  ---------        ---------

              Total gross finance assets ..................................       3,273,535        3,409,978
            Initial direct costs deferred..................................          42,816           43,147
            Unearned income................................................        (643,335)        (652,635)
                                                                                  ---------        ---------

              Total finance assets.........................................    $  2,673,016     $  2,800,490
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

                         PITNEY BOWES CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   Note 4 -- Notes Payable


   The composition of the Company's notes payable is as follows:

                                                                                          June 30,          December 31,
         (in thousands of dollars)                                                          2002                2001
                                                                                          ---------          ---------
         Senior Notes Payable:
           Current installment of long-term debt due within one year at a
              weighted average interest rate of 6.39% in 2002 (5.83% in 2001)           $   534,000         $   200,000
           Non-recourse promissory notes at an interest rate of 7.24%........                 1,803               1,739
           Other notes payable at an interest rate of 7.51%..................                 2,086               1,826
                                                                                          ---------           ---------

            Total senior notes payable due within one year...................               537,889             203,565


            Senior notes payable due after one year at a weighted average
              interest rate of 6.69% in 2002 (7.28% in 2001).................               837,837           1,372,993
            Non-recourse promissory notes at an interest rate of 7.24%.......                52,257              53,175
            Fair value hedges basis adjustment...............................                43,081              31,462
                                                                                          ---------           ---------

            Total senior notes payable due after one year....................               933,175           1,457,630
                                                                                          ---------           ---------

            Total senior notes payable.......................................             1,471,064           1,661,195
                                                                                          ---------           ---------

         Notes Payable to Affiliates:
            Due within one year at a weighted average interest rate
              of 2.01% in 2002 (2.34% in 2001)...............................               633,087             543,790
            Due after one year at an interest rate of 5.38% in 2002 and 2001.               222,000             222,000
                                                                                          ---------           ---------

            Total notes payable to affiliates................................               855,087             765,790
                                                                                          ---------           ---------
         Subordinated Notes Payable:
            Non-interest bearing notes due to PBI............................               439,951             439,951
                                                                                          ---------           ---------

         Total notes payable.................................................         $   2,766,102        $  2,866,936
                                                                                          =========           =========


   Interest, net, as reported on the consolidated statements of income is net of interest income earned on loans made to the Company's parent, PBI, and to other affiliates. Total interest income, including income from loans to Pitney Bowes, was $11.6 million and $24.7 million for the three months ended June 30, 2002 and 2001, respectively, and $23.3 million and $34.8 million for the six months ended June 30, 2002 and 2001, respectively.

   PBCC has $75 million of unissued debt securities available at June 30, 2002 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $75 million remained available at June 30, 2002.

   In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

   In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 194 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at June 30, 2002 with a total principal balance of $54.1 million. These notes are secured by the underlying lease transaction payments.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   Note 5 -- Business Segment Information

   The Company operates in two reportable segments: Internal Financing and Capital Services. Internal Financing provides marketing support to PBI and includes financing of mailing, paper handling and shipping equipment and scales. Internal Financing also includes convenient financing alternatives for the purchase of postage and other services targeted toward the small business owner. Capital Services includes primarily large-ticket asset financing and fee-based income generated by large-ticket, non-core asset transactions.

   On December 3, 2001, PBI completed the spin-off of its Office Systems business to stockholders as an independent publicly-traded company, under the name of Imagistics International Inc. ("Imagistics"). Office Systems included the copier and facsimile businesses. As a result of the spin-off, copier and facsimile equipment financings are reported as a component of Capital Services.

   During the second quarter of 2001, PBI adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by PBI's expanded access to technology and by its ability to move to networked products combined with expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals. The impact of this charge is reflected in the Company's Internal Financing segment. In November 2001, postal regulations were issued, consistent with PBI's meter transition plan, defining the meter migration process and timing.

   Segmental revenue and income before income taxes for the three and six months ended June 30, 2002 and 2001 are presented below. Revenue generated outside of the United States is not considered material.


                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                                   ------------------------            ------------------------

                                                                       2002           2001               2002              2001
                                                                       ----           ----               ----              ----
    (in thousands of dollars)
    Revenue:
      Internal Financing .....................................   $  102,151     $  106,260         $  204,739        $  208,312
      Capital Services........................................       41,493         42,905             83,962            86,509
                                                                    -------        -------            -------           -------
           Total revenue......................................   $  143,644     $  149,165         $  288,701        $  294,821
                                                                    =======        =======            =======           =======
    Income (Loss) before income taxes:
       Internal Financing.....................................  $    63,472     $   (46,069)       $  126,189       $    13,343
       Capital Services.......................................       16,983         15,320             33,082            29,366
                                                                    -------        -------            -------           -------
           Total income (loss) before income taxes............  $    80,455     $   (30,749)       $  159,271       $    42,709
                                                                    =======        =======            =======           =======


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

   The Company periodically enters into interest rate swaps to manage the risk associated with changes in interest rates. During the six months ended June 30, 2002, the Company recorded unrealized net gains after taxes totaling $1.6 million associated with changes in the fair value of interest rate swaps designated as cash flow hedges.


   In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles have not been amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. PBI adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001 and fiscal year 2001, on January 1, 2002. PBCC does not have any goodwill or other intangible assets.

   In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and applies to all entities. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective January 1, 2003. The Company does not believe that this statement will have a material impact on its financial position, results of operation or cash flows.

   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of APB Opinion 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. The provisions of SFAS No. 144 have been adopted effective January 1, 2002. The adoption of this accounting standard did not materially impact results of operations.

   In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," was issued. Under SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company does not believe that this statement will have a material impact on its financial position, results of operations or cash flows.

   In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Early adoption is encouraged. The Company is currently evaluating the impact of this statement.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   Note 7 --  Stockholder's Equity


   The following is a reconciliation of stockholder's equity:

                                                                                                   Accumulated
                                                                           Capital                    Other         Total
                                                              Common      in Excess   Retained    Comprehensive Stockholder's
   (in thousands of dollars)                                   Stock    of Par Value  Earnings    Income (Loss)    Equity

                                                               ----        ---------    -------     ---------       -----

   Balance December 31, 2001.........................      $    46,000    $  341,725  $ 1,096,266 $    (7,618)  $ 1,476,373

   Net income........................................                -             -      109,059           -       109,059
   Dividends paid to Pitney Bowes Inc................                -             -      (51,450)          -       (51,450)
   Other comprehensive income (loss):
         Unrealized net gain on derivative instruments               -             -           -        1,558         1,558
                                                               -------       -------     --------      -------     --------

   Balance June 30, 2002.............................      $    46,000    $  341,725  $ 1,153,875 $    (6,060)  $ 1,535,540
                                                               =======       =======     ========      =======     ========


   The Company has 10,000 shares of common stock, with a stated value of $100,000 per share, authorized, and 460 shares were issued and outstanding and amounted to $46.0 million at June 30, 2002 and December 31, 2001. All of the Company's stock is owned by PBI.

                         PITNEY BOWES CREDIT CORPORATION

ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the second quarter of 2001, PBI adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by PBI's expanded access to technology and by its ability to move to networked products, combined with its expectation that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, PBCC recorded non-cash, pretax charges of $109.9 million for the year ended December 31, 2001, related to impairment of finance assets, primarily lease residuals. In November 2001, postal regulations were issued consistent with PBI's meter transition plan, defining the meter migration process and timing.

Net income for the six months ended June 30, 2002 increased $67.7 million (163.7%) to $109.1 million compared with $41.4 million for the same period of 2001. The increase is principally attributable to the meter transition charge in the second quarter of 2001, referred to above. Excluding the meter transition charge net income would have increased $1.8 million (1.6%).

Operating Results
Finance income from all sources decreased $6.1 million (2.1%) to $288.7 million for the first six months of 2002 compared to $294.8 million for the first six months of 2001. The decrease reflects lower new investment levels in the internal financing segment, lower yields on new placements of non-digital equipment and lower fee- and service-based revenue from the Company's Capital Services and postage payment programs.

Selling, general and administrative ("SG&A") expenses decreased $1.5 million (2.5%) to $57.0 million for the first six months of 2002 compared to $58.5 million for the first six months of 2001. The decrease in 2002 is primarily due to lower investment in growth initiatives in the second quarter of 2002 and continued focus on process improvements.

Net interest expense decreased $10.4 million (19.4%) to $43.4 million for the first six months of 2002 compared to $53.8 million for the first six months of 2001. The decrease in 2002 is due to lower average borrowings and lower interest rates for the six months ended June 30, 2002. The effective interest rate on average borrowings was 5.12% in 2002 compared to 6.48% in 2001. The Company does not match fund its financing investments.

The provision for credit losses decreased $1.1 million (4.4%) to $23.3 million for the first six months of 2002 compared to $24.3 million for the first six months of 2001. The decrease is primarily due to favorable write-off levels and flat to declining asset levels in the Company's internal leasing business and postage payment programs.

Depreciation and amortization increased $0.2 million (3.3%) to $5.7 million for the first six months of 2002 compared to $5.5 million for the first six months of 2001.

Provisions for income taxes were $50.2 million (an effective tax rate of 31.5%) for the first six months of 2002 compared to $1.3 million (an effective tax rate of 3.2%) for the first six months of 2001. Without the adoption of the meter transition plan in the second quarter of 2001, the effective tax rate for the first six months of 2001 would have been 29.7%. This increase in the effective tax rate of 1.8% over the adjusted tax rate of 29.7% is primarily due to the declining impact of certain Capital Services transactions entered into in prior years.

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

                         PITNEY BOWES CREDIT CORPORATION

ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segments (continued)
Revenue and income (loss) before income taxes for the Company, by business segment, for the three and six months ended June 30, 2002 and 2001 are summarized below.

                                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                                  ------------------------         ------------------------

(in thousands of dollars)                                              2002           2001               2002          2001
                                                                       ----           ----               ----          ----
Revenue:
  Internal Financing .........................................   $  102,151     $  106,260         $  204,739    $  208,312
  Capital Services............................................       41,493         42,905             83,962        86,509
                                                                    -------        -------            -------       -------
      Total revenue...........................................   $  143,644     $  149,165         $  288,701    $  294,821
                                                                    =======        =======            =======       =======
Income (loss) before income taxes:
   Internal Financing.........................................   $   63,472     $  (46,069)        $  126,189    $   13,343
   Capital Services...........................................       16,983         15,320             33,082        29,366
                                                                    -------        -------            -------       -------
      Total income (loss) before income taxes.................   $   80,455     $  (30,749)        $  159,271    $   42,709
                                                                    =======        =======            =======       =======

Internal Financing revenue decreased 1.7% and income before income taxes increased 845.7% for the first six months of 2002 compared to the first six months of 2001. Excluding the meter transition charge in the second quarter of 2001, income before income taxes increased 2.4% for the first six months of 2002. The decrease in revenue was mainly due to lower year over year earning asset levels in the internal leasing business, together with the impacts of lower yields on new placements of non-digital equipment. Revenue was also negatively impacted by lower fee- and service-based income from postage payment programs. The decrease in postage payment programs was related to favorable impacts in the first quarter of 2001 related to programs associated with the postal rate change in December 2000, which drove higher revolving balances, as well as changes in the late charge grace period which drove higher late charges in 2001. The increase in income before income taxes excluding the meter transition charge was primarily due to lower interest expense driven by a lower effective interest rate.

Capital Services revenue decreased 2.9% and income before income taxes increased 12.7% for the first six months of 2002 compared to the first six months of 2001. The decrease in revenue was due to lower fee-income generated on selected asset sales. The increase in income before income taxes was primarily due to a lower effective interest rate.

Portfolio Quality
Finance assets represent the Company's largest asset and its primary source of revenue. The Company's finance assets at June 30, 2002 decreased $127.5 million to approximately $2.7 billion from approximately $2.8 billion at the end of 2001. The decrease was primarily due to the Company's ongoing effort to limit Capital Services asset levels and to a lower investment balance in the Company's internal financing programs.

Lease finance receivables represent the Company's expected future rental payments on its finance leases and amounted to approximately $2.7 billion at June 30, 2002 and $2.8 billion at December 31, 2001.

Other finance receivables primarily consist of amounts invested in the Company's postage payment and revolving credit products. The balance of other finance receivables at June 30, 2002 was $315.6 million compared to $318.1 million at December 31, 2001.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 2.53 percent at June 30, 2002 and 2.37 percent at December 31, 2001. PBCC charged $19.5 million against the allowance for credit losses for the six months ended June 30, 2002 compared to $23.9 million for the same period of 2001.

At June 30, 2002, PBCC's total investment in commercial aircraft leasing transactions was $511.1 million, which is composed of transactions with U.S. and foreign airlines of 45 percent and 55 percent, respectively. This portfolio is diversified across 14 airlines and 33 aircraft. The commercial aircraft transactions are financed through investments in leveraged lease transactions of $299.5 million, direct financing lease transactions of $129.9 million, and through PBCC's equity interest in PBG Capital Partners LLC, in which the Company's proportional equity share of commercial airline leasing transactions is $81.7 million. Risk of loss under these transactions is primarily related to:
(1) the inability of the airline to make underlying lease payments; (2) the Company's inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover its net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third party credit arrangements. Approximately
45 percent of the leveraged lease portfolio has either equity defeasance accounts or third party credit arrangements.
                         PITNEY BOWES CREDIT CORPORATION

ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Portfolio Quality (continued)

A further breakdown of the portfolio is as follows:

          Airline                                     # of          % of total
          -------                                  aircraft          investment
         U.S.                                      --------          ----------

         United and subsidiary                         5                12.4
         US Airways                                    4                11.4
         Delta                                         5                10.8
         America West                                  1                 3.6
         American                                      6                 3.5
         Southwest                                     2                 1.9
         Northwest                                     1                 1.1
         Alaska Air                                    1                  .2
                                                       -                ----

                                                      25                44.9
                                                      --                ----

         Foreign

         KLM                                           2                21.0
         Qantas                                        2                14.5
         Japan                                         2                 8.8
         Air France                                    1                 6.4
         Lufthansa                                     1                 4.4
                                                       -                 ---
                                                       8                55.1
                                                       -                ----

            Total                                     33               100.0
                                                      ==               =====


PBCC continues to monitor its investment in commercial aircraft leasing transactions given the current status of the airline industry. In particular, the Company is closely monitoring recent developments related to US Airways Group, Inc. (US Airways)and United Air Lines, Inc. (United).

PBCC's investment in commercial aircraft leasing transactions includes four aircraft with US Airways for a total investment of $58.5 million. With respect to the Company's aircraft, US Airways failed to make scheduled leveraged lease payments totaling $1.3 million that were due on July 1, 2002. As a result, the Company has suspended the recognition of financing income on all aircraft leases with US Airways. On August 11, 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. US Airways has publicly stated that its restructuring plan is predicated upon delivering cost reductions and concessions from its unions, aircraft lessors and financiers and other parties. US Airways has also publicly stated that it has received conditional approval from the Air Transportation Stabilization Board for a $1 billion collateralized loan backed by a federal guarantee that may be available to US Airways upon the successful ratification of its plan for reorganization and emergence from Chapter 11 protection.

PBCC is uncertain as to the outcome of the US Airways bankruptcy proceeding and the impact on its investment in aircraft leases with US Airways. Under section 1110 of the Bankruptcy Code, US Airways may, within 60 days of its filing for protection, cure any defaults under the lease agreements and agree to fulfill its future obligations under those leases to prevent the repossession of the aircraft. However, other actions that also may be taken by either US Airways (including the rejection of the Company's leases) or by others during the bankruptcy proceedings may cause a negative impact on the Company's cash flow and could result in material charges related to a write-down of PBCC's investment in these transactions.

PBCC's investment in commercial aircraft leasing transactions also includes four aircraft with United and one aircraft with a wholly-owned regional carrier subsidiary of United, for a total investment of $63.5 million. To date, United has made all contractual payments on the above transactions. While the Company has not been approached by the airline to discuss concessions or the potential restructuring of its obligations, PBCC continues to monitor the airline's public disclosure of its discussions with its unions and with government officials. Continued deterioration of this situation or in the airlne industry in general may cause a negative impact on the Company's cash flow and could result in material charges related to a write-down of its investment in these or other airline transactions.

The potential range of pretax write-downs associated with US Airways and United combined could be between zero and $100 million. Accordingly, due to the wide range of outcomes, no write-down has been recorded at this time. The Company will reevaluate its position in subsequent quarters as the US Airways bankruptcy proceeding continues and more information is disclosed about United's ability to fulfill its obligation under its leases.

                         PITNEY BOWES CREDIT CORPORATION
ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 42 percent short-term and 58 percent long-term at June 30, 2002, compared to 26 percent short-term and 74 percent long-term at December 31, 2001. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 35 percent variable-rate and 65 percent fixed-rate at June 30, 2002, compared to 30 percent variable-rate and 70 percent fixed-rate at December 31, 2001. The Company may borrow through the issuance of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. Together with its parent PBI, the Company had unused lines of credit and revolving credit facilities totaling $1.5 billion at June 30, 2002, largely supporting PBI's commercial paper borrowings. More detailed information regarding the Company's debt is contained in Note 4 to the CONSOLIDATED FINANCIAL STATEMENTS.

PBCC has $75 million of unissued debt securities available at June 30, 2002 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D, of which $75 million remained available at June 30, 2002.

In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 194 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at June 30, 2002 with a total principal balance of $54.1 million. These notes are secured by the underlying lease transaction payments.

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements and foreign currency exchange forward contracts. The Company periodically enters into interest rate swap agreements as a means of managing interest rate exposure. The interest rate differential paid or received over the life of the agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. At June 30, 2002, the Company was counterparty to interest rate swap agreements with a total notional amount of $450 million.

The Company has, from time to time, entered into foreign currency exchange forward contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency exchange forward contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At June 30, 2002 there were no foreign currency exchange forward contracts outstanding.

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

The Company will continue to use cash to invest in finance assets with emphasis on Internal Financing transactions and in select investment in Capital Services programs. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent upon the level of equipment purchases from PBI, the level of Capital Services financing activity, capital requirements for new business initiatives, intercompany loans, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to come from commercial paper and intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

                         PITNEY BOWES CREDIT CORPORATION
ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Regulatory Matters

In 2000, the U.S. Postal Service ("USPS") issued a schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

o As of February 1, 2000, new placements of manually reset electronic meters were no longer permitted.

o Current users of manually reset electronic meters could continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in 2000 could be extended to December 31, 2001.

On November 15, 2001, the USPS issued a rule as follows:

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

USPS Information Based Indicia Program ("IBIP")

In May 1995, the USPS publicly announced its concept of its IBIP for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the Indicium specification;
(ii) a Postal Security Device specification; (iii) a Host specification; and
(iv) a Vendor Infrastructure specification. During the period from May 1995 through June 30, 2002, we submitted extensive comments to a series of proposed IBIP specifications issued by the USPS, including comments on the IBI Performance Criteria.

Other Regulatory Matters

In June 2002, PBI received an examination report from the Internal Revenue Service (IRS) showing proposed income tax adjustments for the 1992 to 1994 tax years. PBCC filed as a member of PBI's 1992 through 1994 consolidated tax returns. The total additional tax proposed by the IRS for the 1992 through 1994 tax years is approximately $24 million, substantially all of which relates to PBCC. PBI is in the process of filing protests with the IRS to challenge most of the proposed deficiencies asserted by the IRS. PBI and PBCC believe that they have meritorious defenses to those deficiencies and that the ultimate outcome will not result in a material effect on PBCC's consolidated results of operations or financial position. Depending on the outcome of the above matter, additional tax may be due for 1995 and future audit years. At any time, our provision for taxes could be negatively impacted by changes in tax law and interpretation by governments or courts.

                         PITNEY BOWES CREDIT CORPORATION
              ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Forward - Looking Statements



The Company wants to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by the Company's management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which discuss the Company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate", "project", "plan", "believe", "expect", "anticipate", "intend", and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include:

o changes in international or national political conditions, including any terrorist attacks
o negative developments in economic conditions, including adverse impacts on customer demand
o  changes in postal regulations
o  timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o  successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the Company's success at managing customer credit risk, including risks associated with commercial aircraft leasing transactions, and residual value risk
o  changes in interest rates
o  timing and execution of PBI restructuring plan
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
o negative income tax adjustments for prior audit years and changes in tax laws or regulations.

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


ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a.       Financial Statements - see index on page 2
          Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         Reg S-K
          Exhibits                           Description
        ---------          ----------------------------------------

           (12)            Computation of Ratio of Earnings to Fixed Charges

           (99.1)          Certification of Chief Executive Officer

           (99.2)          Certification of Chief Financial Officer



                There are no unregistered debt instruments in which the total amount of securities authorized thereunder exceeds 10 percent of the total assets of the Company. Copies of all instruments defining the rights of securities holders are available on request.


b.     No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

Dated:  August 13, 2002



                                           By     /s/  MICHAEL C. COSTELLO
                                                  ----------------------

                                                   Michael C. Costello
                                                   Controller
                                                  (Principal Accounting Officer)

Dated:  August 13, 2002

                                                                    Exhibit (12)



                Computation of Ratio of Earnings to Fixed Charges
                            (in thousands of dollars)



                                              Three Months Ended June 30,             Six Months Ended June 30,
                                             -----------------------------         -----------------------------
                                                   2002           2001(3)                  2002            2001
                                                   ----           -------                  ----            ----

Income (loss) before income taxes.......     $   80,455       $   (30,749)            $ 159,271      $   42,709
                                                -------           -------               -------         -------
Fixed charges:
  Net interest on debt..................         20,356            25,605                43,397          53,820
  One third rent expense................            143                93                   258             186
                                                -------           -------               -------         -------

Total fixed charges.....................         20,499            25,698                43,655          54,006
                                                -------           -------               -------         -------

Earnings (loss) before fixed charges....     $  100,954      $     (5,051)            $ 202,926      $   96,715
                                                =======           =======               =======         =======

Ratio of earnings to fixed charges (1)(2)         4.92X                 -                 4.65X           1.79X
                                                =======           =======               =======         =======







(1) The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of net interest on debt and one third of rent expense as representative of the interest portion.

(2) Excluding the effect of the cost of meter transition recorded in the second quarter of 2001, the ratio of earnings to fixed charges was 4.08 and 3.83 for the three and six months ended June 30, 2001, respectively.

(3) Due to the cost of the meter transition recorded during the quarter ended June 30, 2001, the Company's earnings were insufficient to cover its fixed charges for the same period. Under the Amended and Restated Finance Agreement between PBI and the Company, PBI is obligated on a quarterly basis to make payments, to the extent necessary, so that the Company's earnings available for fixed charges for the preceding one year period shall not be less than 1.25 times its fixed charges. For the 12-month period ended June 30, 2001, the ratio of the Company's earnings to fixed charges was 2.73 and no such payments were necessary.

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pitney Bowes Credit Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Matthew S. Kissner, Chief Executive Office of the Company, certify that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Matthew S. Kissner
----------------------
Matthew S. Kissner
Chief Executive Officer
August 13, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pitney Bowes Credit Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, David Kleinman, Vice President, Finance and Chief Administrative Officer (Principal Financial Officer) of the Company, certify that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ David Kleinman
------------------
David Kleinman
Vice President, Finance and
Chief Administrative Officer
(Principal Financial Officer)
August 13, 2002