Form 10-Q
period 2002-09-30
PITNEY BOWES CREDIT CORP
filed 2002-11-12
CIK 768170

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 31, 2002, 460 shares of common stock, no par value, with a stated value of $100,000 per share, were outstanding, all of which were owned by Pitney Bowes Inc., the parent of the Registrant.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


--------------------------------------------------------------------------------

                         PITNEY BOWES CREDIT CORPORATION




            Part I -- FINANCIAL INFORMATION

                ITEM 1. -- FINANCIAL STATEMENTS
                    Consolidated Statements of Income:
                      Three and Nine Months Ended September 30, 2002 and 2001.............................        3
                    Consolidated Balance Sheets:
                      At September 30, 2002 and December 31, 2001.........................................        4
                    Consolidated Statements of Cash Flow:
                      Nine Months Ended September 30, 2002 and 2001.......................................        5
                    Notes to Consolidated Financial Statements............................................        6

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................       11

                ITEM 3.-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................        18

                ITEM 4.-- CONTROLS AND PROCEDURES.........................................................       18



            Part II -- OTHER INFORMATION

                ITEM 1.-- LEGAL PROCEEDINGS...............................................................       19

                ITEM 6.-- EXHIBITS AND REPORTS ON FORM 8-K................................................       19

                SIGNATURES................................................................................       20

                CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT...........................    21-22


                         Part I -- FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS


                         PITNEY BOWES CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                   --------------------------------  -------------------------------

                                                                              2002            2001             2002           2001
                                                                              ----            ----             ----           ----
Revenue:
  Finance income...............................................          $ 142,681       $ 149,219        $ 431,382      $ 444,040
                                                                           -------         -------          -------        -------


Expenses:
  Cost of meter transition ....................................                  -               -                -        109,900
  Selling, general and administrative..........................             29,198          28,192           86,231         86,698
  Interest, net................................................             19,216          26,457           62,613         80,277
  Provision for credit losses..................................             11,406          12,980           34,682         37,322
  Depreciation and amortization................................              2,822           2,334            8,546          7,878
                                                                           -------         -------          -------        -------

    Total expenses.............................................             62,642          69,963          192,072        322,075
                                                                           -------         -------          -------        -------


Income before income taxes.....................................             80,039          79,256          239,310        121,965
Provision for income taxes.....................................             23,659          16,235           73,871         17,582
                                                                           -------         -------          -------        -------




Net income.....................................................         $   56,380       $  63,021       $  165,439    $   104,383
                                                                           =======         =======          =======        =======


Ratio of earnings to fixed charges.............................              5.15X           3.98X            4.80X          2.51X
                                                                           =======         =======          =======        =======





                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                 September 30,    December 31,
                                                                                     2002             2001
                                                                                  ---------         ---------
ASSETS

Cash and cash equivalents............................................        $      168,772     $     124,855

Investments:
  Finance assets.....................................................             2,693,806         2,800,490
  Investment in leveraged leases.....................................             1,292,923         1,202,635
  Investment in operating leases, net of accumulated depreciation....                21,120            23,311
  Allowance for credit losses........................................              (108,761)         (103,820)
                                                                                  ---------         ---------

    Net investments..................................................             3,899,088         3,922,616
                                                                                  ---------         ---------

Assets held for sale.................................................               419,956           376,042
Investment in partnership............................................               162,106           165,534
Loans and advances to affiliates.....................................               984,052           979,705
Other assets.........................................................               189,349           152,218
                                                                                  ---------         ---------

       Total assets..................................................          $  5,823,323     $   5,720,970
                                                                                  =========         =========

LIABILITIES

Senior notes payable within one year.................................          $    538,075     $     203,565
Short-term notes payable to affiliates...............................               692,402           543,790
Accounts payable to affiliates.......................................               265,846           209,656
Accounts payable and accrued liabilities.............................               511,256           591,805
Deferred taxes.......................................................               630,760           576,200
Senior notes payable after one year..................................               957,299         1,457,630
Long-term notes payable to affiliates................................               222,000           222,000
Subordinated notes payable...........................................               439,951           439,951
                                                                                  ---------         ---------

     Total liabilities...............................................             4,257,589         4,244,597
                                                                                  ---------         ---------

STOCKHOLDER'S EQUITY

Common stock.........................................................                46,000            46,000
Capital in excess of stated value....................................               341,725           341,725
Retained earnings....................................................             1,184,530         1,096,266
Accumulated other comprehensive loss.................................                (6,521)           (7,618)
                                                                                  ---------         ---------

     Total stockholder's equity......................................             1,565,734         1,476,373
                                                                                  ---------         ---------

       Total liabilities and stockholder's equity....................          $  5,823,323     $   5,720,970
                                                                                  =========         =========







                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                            (in thousands of dollars)


                                                                                Nine Months Ended September 30,
                                                                                ------------------------------

                                                                                      2002              2001
                                                                                      ----              ----
OPERATING ACTIVITIES
Net income...................................................................    $  165,439      $   104,383
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Provision for credit losses.............................................        34,682           37,322
     Depreciation and amortization...........................................         8,546            7,878
     Cost of meter transition................................................             -          109,900
     Increase in deferred taxes..............................................        53,829           19,005
     (Increase) decrease in other assets.....................................        (5,071)             390
     Increase in accounts payable to affiliates..............................        56,190           26,547
     (Decrease) increase in accounts payable and accrued liabilities.........       (78,721)          95,397
Other, net...................................................................             -            2,704
                                                                                   --------         --------

Net cash provided by operating activities....................................       234,894          403,526
                                                                                   --------         --------

INVESTING ACTIVITIES
(Investment in) collection on revolving credit products, net.................       (30,198)          38,974
Investment in net finance assets.............................................      (543,432)        (536,417)
Investment in leveraged leases...............................................       (53,631)         (64,938)
Investment in assets held for sale...........................................      (378,061)        (268,003)
Cash receipts collected under lease contracts, net of finance
  income recognized..........................................................       949,905          819,126
Short-term loans and advances to affiliates, net.............................        (4,347)         (42,385)
                                                                                   --------         --------

Net cash used in investing activities........................................       (59,764)         (53,643)
                                                                                   --------         --------

FINANCING ACTIVITIES
Change in commercial paper borrowings, net...................................             -         (293,300)
Change in other short-term debt, net.........................................        (1,357)          (1,214)
Change in loans from affiliates, net.........................................       148,612             (849)
Proceeds from senior notes...................................................             -          350,000
Repayment of senior notes....................................................      (200,000)        (377,000)
Proceeds from non-recourse promissory notes..................................             -          111,476
Repayment of non-recourse promissory notes...................................        (1,293)            (816)
Dividends paid to Pitney Bowes Inc...........................................       (77,175)         (71,046)
                                                                                   --------         --------

Net cash used in financing activities........................................      (131,213)        (282,749)
                                                                                   --------         --------


Increase in cash and cash equivalents........................................        43,917           67,134

Cash and cash equivalents at beginning of period.............................       124,855           81,211
                                                                                   --------         --------

Cash and cash equivalents at end of period...................................    $  168,772    $     148,345
                                                                                   ========         ========

Interest paid................................................................    $   93,083    $     104,853
                                                                                   ========         ========


Income taxes paid/(refunded), net............................................    $    1,158    $     (46,584)
                                                                                   ========         ========

                 See Notes to Consolidated Financial Statements

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




Note 1 -- General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Pitney Bowes Credit Corporation (the "Company" or "PBCC"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2002 and December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001 have been included. Certain amounts from prior periods have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Note 2 -- Finance Assets



The composition of the Company's finance assets is as follows:

                                                                               September 30,     December 31,
           (in thousands of dollars)                                               2002              2001
                                                                                 ---------         ---------

            Lease finance receivables......................................    $  2,747,173     $  2,844,644
            Other finance receivables .....................................         334,915          318,138
                                                                                  ---------        ---------

              Total gross finance receivables..............................       3,082,088        3,162,782
            Unguaranteed residual valuation................................         212,456          247,196
                                                                                  ---------        ---------

              Total gross finance assets ..................................       3,294,544        3,409,978
            Initial direct costs deferred..................................         42,687            43,147
            Unearned income................................................        (643,425)        (652,635)
                                                                                  ---------        ---------

              Total finance assets.........................................    $  2,693,806     $  2,800,490
                                                                                  =========        =========




Note 3 -- Cost of Meter Transition

During the second quarter of 2001, Pitney Bowes Inc. ("PBI") adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by PBI's expanded access to technology and its ability to move to networked products combined with expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan and the introduction of new technology, certain leased equipment will either not be remarketed or will result in lower realization at end of lease. In connection with this plan, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals. In November 2001, postal regulations were issued consistent with PBI's meter transition plan, defining the meter migration process and timing.

                         PITNEY BOWES CREDIT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   Note 4 -- Notes Payable


   The composition of the Company's notes payable is as follows:

                                                                                         September 30,       December 31,
         (in thousands of dollars)                                                          2002                2001
                                                                                          ---------           ---------
         Senior Notes Payable:
           Current installment of long-term debt due within one year at a
              weighted average interest rate of 5.97% in 2002 (5.83% in 2001)           $   534,000         $   200,000
           Non-recourse promissory notes at an interest rate of 7.24%........                 1,836               1,739
           Other notes payable at an interest rate of 7.51%..................                 2,239               1,826
                                                                                          ---------           ---------

            Total senior notes payable due within one year...................               538,075             203,565


            Senior notes payable due after one year at a weighted average
              interest rate of 6.68% in 2002 (7.28% in 2001).................               837,224           1,372,993
            Non-recourse promissory notes at an interest rate of 7.24%.......                51,785              53,175
            Fair value hedges basis adjustment...............................                68,290              31,462
                                                                                          ---------           ---------

            Total senior notes payable due after one year....................               957,299           1,457,630
                                                                                          ---------           ---------

            Total senior notes payable.......................................             1,495,374           1,661,195
                                                                                          ---------           ---------

         Notes Payable to Affiliates:
            Due within one year at a weighted average interest rate
              of 2.02% in 2002 (2.34% in 2001)...............................               692,402             543,790
            Due after one year at an interest rate of 5.38% in 2002 and 2001.               222,000             222,000
                                                                                          ---------           ---------

            Total notes payable to affiliates................................               914,402             765,790
                                                                                          ---------           ---------
         Subordinated Notes Payable:
            Non-interest bearing notes due to PBI............................               439,951             439,951
                                                                                          ---------           ---------

         Total notes payable.................................................         $   2,849,727        $  2,866,936
                                                                                          =========           =========


   Interest, net, as reported on the consolidated statements of income is net of interest income earned on loans made to the Company's parent, PBI, and to other affiliates. Total interest income, including income from loans to Pitney Bowes, was $10.3 million and $12.4 million for the three months ended September 30, 2002 and 2001, respectively, and $31.2 million and $43.1 million for the nine months ended September 30, 2002 and 2001, respectively.

   PBCC has $75 million of unissued debt securities available at September 30, 2002 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D.

   In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

   In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 194 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at September 30, 2002 with a total principal balance of $53.6 million. These notes are secured by the underlying lease transaction payments.

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   Note 5 -- Business Segment Information

   The Company operates in two reportable segments: Internal Financing and Capital Services. Internal Financing provides marketing support to PBI and includes financing of mailing, paper handling and shipping equipment and scales. Internal Financing also includes convenient financing alternatives for the purchase of postage and other services targeted toward the small business owner. Capital Services includes primarily large-ticket asset financing and fee-based income generated by financing or arranging transactions of critical large-ticket customer assets.

   On December 3, 2001, PBI completed the spin-off of its Office Systems business to stockholders as an independent publicly-traded company, under the name of Imagistics International Inc. ("Imagistics"). Office Systems included the copier and facsimile businesses. As a result of the spin-off, copier and facsimile equipment financings are reported as a component of Capital Services.

   During the second quarter of 2001, PBI adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by PBI's expanded access to technology and its ability to move to networked products combined with expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan and the introduction of new technology, certain leased equipment will either not be remarketed or will result in lower realization at end of lease. In connection with this plan, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to the impairment of finance assets, primarily lease residuals. The impact of this charge is reflected in the Company's Internal Financing segment. In November 2001, postal regulations were issued, consistent with PBI's meter transition plan, defining the meter migration process and timing.

   Segment revenue and income before income taxes for the three and nine months ended September 30, 2002 and 2001 are presented below. Revenue generated outside of the United States is not considered material.


                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                              --------------------------------       -------------------------------

                                                                       2002           2001               2002              2001
                                                                       ----           ----               ----              ----
    (in thousands of dollars)
    Revenue:
      Internal Financing .....................................   $  104,530    $    98,198         $  309,269        $  306,510
      Capital Services........................................       38,151         51,021            122,113           137,530
                                                                    -------        -------            -------           -------
           Total revenue......................................   $  142,681    $   149,219         $  431,382        $  444,040
                                                                    =======        =======            =======           =======
    Income before income taxes:
       Internal Financing.....................................   $   64,951    $    58,855         $  191,140        $   72,198
       Capital Services.......................................       15,088         20,401             48,170            49,767
                                                                    -------        -------            -------           -------
           Total income before income taxes...................   $   80,039    $    79,256         $  239,310        $  121,965
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

   The Company periodically enters into interest rate swaps to manage the risk associated with changes in interest rates. During the nine months ended September 30, 2002, the Company recorded unrealized net gains after taxes in OCI totaling $1.1 million associated with changes in the fair value of interest rate swaps designated as cash flow hedges.


   In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles have not been amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles are more than their fair value. In 2001, PBI adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by PBI on January 1, 2002. PBCC does not have any goodwill or other intangible assets.

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

   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of APB Opinion 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. The provisions of SFAS No. 144 have been adopted effective January 1, 2002. The adoption of this accounting standard did not materially impact the Company's financial position, results of operations or cash flows.

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

                         PITNEY BOWES CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   Note 7 --  Stockholder's Equity


   The following is a reconciliation of stockholder's equity:

                                                                                                     Accumulated
                                                                             Capital                    Other          Total
                                                               Common      in Excess of  Retained    Comprehensive  Stockholder's
   (in thousands of dollars)                                   Stock       Stated Value  Earnings    Income (Loss)     Equity
                                                               -------     ------------  ---------   -------------  -------------

   December 31, 2001.................................      $    46,000    $  341,725   $ 1,096,266    $   (7,618)   $ 1,476,373

   Net income........................................                -             -       165,439             -        165,439
   Dividends paid to Pitney Bowes Inc................                -             -       (77,175)            -        (77,175)
   Other comprehensive income:
         Unrealized net gain on derivative instruments               -             -             -         1,097          1,097
                                                               -------       -------     ---------       -------       --------

   September 30, 2002................................      $    46,000    $  341,725   $ 1,184,530    $   (6,521)   $ 1,565,734
                                                               =======       =======     =========       =======      =========


   The Company has 10,000 shares of common stock, with a stated value of $100,000 per share, authorized, and 460 shares were issued and outstanding and amounted to $46.0 million at September 30, 2002 and December 31, 2001. All of the Company's stock is owned by PBI.

                         PITNEY BOWES CREDIT CORPORATION

 ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Overview

During the second quarter of 2001, PBI adopted a formal meter transition plan designed to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by PBI's expanded access to technology and by its ability to move to networked products combined with expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan and the introduction of new technology, certain leased equipment will either not be remarketed or will result in lower realization at end of lease. In connection with this plan, PBCC recorded a non-cash, pretax charge of $109.9 million during the second quarter of 2001, related to impairment of finance assets, primarily lease residuals. In November 2001, postal regulations were issued consistent with PBI's meter transition plan, defining the meter migration process and timing.

Net income for the nine months ended September 30, 2002 increased $61.1 million (58.5%) to $165.4 million compared with $104.4 million for the same period of 2001. The increase is principally attributable to the meter transition charge in the second quarter of 2001, referred to above. Excluding the meter transition charge net income would have decreased $4.9 million (2.9%).

Operating Results
Finance income from all sources decreased $12.7 million (2.9%) to $431.4 million for the first nine months of 2002 compared to $444.0 million for the first nine months of 2001. The decrease reflects lower yields on new placements of non-digital equipment and lower fee- and service-based revenue from the Company's Capital Services programs.

Selling, general and administrative ("SG&A") expenses decreased $0.5 million (0.5%) to $86.2 million for the first nine months of 2002 compared to $86.7 million for the first nine months of 2001. The decrease in 2002 is primarily due to lower investment in growth initiatives throughout 2002 and continued focus on process improvements.

Net interest expense decreased $17.7 million (22.0%) to $62.6 million for the first nine months of 2002 compared to $80.3 million for the first nine months of 2001. The decrease in 2002 is due to lower average borrowings and lower interest rates for the nine months ended September 30, 2002. The effective interest rate on average borrowings was 4.99% in 2002 compared to 6.33% in 2001. The Company does not match fund its financing investments.

The provision for credit losses decreased $2.6 million (7.1%) to $34.7 million for the first nine months of 2002 compared to $37.3 million for the first nine months of 2001. The decrease is primarily due to lower write-off levels in the Company's internal leasing business and postage payment programs.

Depreciation and amortization increased $0.7 million (8.5%) to $8.5 million for the first nine months of 2002 compared to $7.9 million for the first nine months of 2001.

Provisions for income taxes were $73.9 million (an effective tax rate of 30.9%) for the first nine months of 2002 compared to $17.6 million (an effective tax rate of 14.4%) for the first nine months of 2001. Without the adoption of the meter transition plan in the second quarter of 2001, the effective tax rate for the first nine months of 2001 would have been 26.5%. This increase in the effective tax rate of 4.4% over the adjusted tax rate of 26.5% is primarily due to the declining impact of certain Capital Services transactions entered into in prior years.

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

                         PITNEY BOWES CREDIT CORPORATION

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Business Segments (continued)
Revenue and income before income taxes for the Company, by business segment, for the three and nine months ended September 30, 2002 and 2001 are summarized below.

                                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                                              -------------------------------    ------------------------------

(in thousands of dollars)                                              2002           2001               2002          2001
                                                                       ----           ----               ----          ----
Revenue:
  Internal Financing .........................................   $  104,530    $    98,198         $  309,269    $  306,510
  Capital Services............................................       38,151         51,021            122,113       137,530
                                                                    -------        -------            -------       -------
      Total revenue...........................................   $  142,681    $   149,219         $  431,382    $  444,040
                                                                    =======        =======            =======       =======
Income before income taxes:
   Internal Financing.........................................   $   64,951    $    58,855         $  191,140    $   72,198
   Capital Services...........................................       15,088         20,401             48,170        49,767
                                                                    -------        -------            -------       -------
      Total income before income taxes........................   $   80,039    $    79,256         $  239,310    $  121,965
                                                                    =======        =======            =======       =======

Internal Financing revenue increased 0.9% and income before income taxes increased 164.7% for the first nine months of 2002 compared to the first nine months of 2001. Excluding the meter transition charge in the second quarter of 2001, income before income taxes increased 5.0% for the first nine months of 2002. The increase in revenue was mainly due to higher fee and service based revenues from postage payment products, offset by the impacts of lower yields on new placements of non-digital equipment. The increase in income before income taxes excluding the meter transition charge was primarily due to lower interest expense driven by a lower effective interest rate.

Capital Services revenue decreased 11.2% and income before income taxes decreased 3.2% for the first nine months of 2002 compared to the first nine months of 2001. The decrease in revenue was primarily due to lower fee-income generated on selected asset sales. The decrease in income before income taxes was primarily due to the lower revenue, offset by lower interest expense driven by a lower effective interest rate.

Portfolio Quality
Finance assets represent the Company's largest asset and its primary source of revenue. The Company's finance assets at September 30, 2002 decreased $106.7 million to approximately $2.7 billion from approximately $2.8 billion at the end of 2001. The decrease was primarily due to the Company's ongoing effort to limit Capital Services asset levels.

Lease finance receivables represent the Company's expected future rental payments on its finance leases and amounted to approximately $2.7 billion at September 30, 2002 and $2.8 billion at December 31, 2001.

Other finance receivables primarily consist of amounts invested in the Company's postage payment and revolving credit products. The balance of other finance receivables at September 30, 2002 was $334.9 million compared to $318.1 million at December 31, 2001.

The Company's allowance for credit losses as a percentage of net lease receivables (net investments before allowance for credit losses plus the uncollected principal balance of receivables sold) was 2.54 percent at September 30, 2002 and 2.37 percent at December 31, 2001. PBCC charged $29.7 million against the allowance for credit losses for the nine months ended September 30, 2002 compared to $36.6 million for the same period of 2001.

At September 30, 2002, PBCC's total investment in commercial aircraft leasing transactions was $507.3 million, which is composed of transactions with U.S. and foreign airlines of 44 percent and 56 percent, respectively. This portfolio is diversified across 14 airlines and 33 aircraft. The commercial aircraft transactions are financed through investments in leveraged lease transactions of $301.3 million, direct financing lease transactions of $124.1 million, and through PBCC's equity interest in PBG Capital Partners LLC, in which the Company's proportional equity share of commercial airline leasing transactions is $81.9 million. Risk of loss under these transactions is primarily related to:
(1) the inability of the airline to make underlying lease payments; (2) the Company's inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover its net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third party credit arrangements. Approximately 40 percent of the aircraft leveraged lease portfolio is further secured by equity defeasance accounts or third party credit arrangements.

                         PITNEY BOWES CREDIT CORPORATION

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Portfolio Quality (continued)

A further breakdown of the portfolio is as follows:

          Airline                                     # of           % of total
          ------                                     aircraft        investment
                                                     --------        ----------
          U.S.
          ---
         United and subsidiary                            5               12.8
         US Airways                                       4               11.8
         Delta                                            5                9.6
         America West                                     1                3.8
         American                                         6                3.7
         Southwest                                        2                1.9
         Northwest                                        1                0.6
         Alaska Air                                       1                0.2
                                                         --               ----
                                                         25               44.4
                                                         --               ----
         Foreign
         -----
         KLM                                              2               21.2
         Qantas                                           2               14.6
         Japan                                            2                8.9
         Air France                                       1                6.5
         Lufthansa                                        1                4.4
                                                         --               ----
                                                          8               55.6
                                                         --               ----
            Total                                        33              100.0
                                                         ==              =====

PBCC continues to monitor its investment in commercial aircraft leasing transactions given the current status of the airline industry. In particular, the Company is closely monitoring recent developments related to US Airways Group, Inc. (US Airways) and United Air Lines, Inc. (United).

PBCC's investment in commercial aircraft leasing transactions includes four aircraft with US Airways for a total investment of $59.8 million. With respect to the Company's aircraft, US Airways failed to make scheduled leveraged lease payments totaling $1.3 million that were due on July 1, 2002. As a result, the Company has suspended the recognition of financing income on all aircraft leases with US Airways. On August 11, 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. US Airways has publicly stated that its restructuring plan is predicated upon delivering cost reductions and concessions from its unions, aircraft lessors and financiers and other parties. US Airways has also publicly stated that it has received conditional approval from the Air Transportation Stabilization Board for a $1 billion collateralized loan backed by a federal guarantee that may be available to US Airways upon the successful ratification of its plan for reorganization and emergence from Chapter 11 protection.

PBCC continues to be uncertain as to the outcome of the US Airways bankruptcy proceeding and the impact on its investment in aircraft leases with US Airways. Under the Bankruptcy Code, US Airways may cure any defaults under the lease agreements and agree to fulfill its future obligations under those leases to prevent the repossession of the aircraft. However, other actions that also may be taken by either US Airways (including the rejection of the Company's leases) or by others during the bankruptcy proceedings may cause a negative impact on the Company's cash flow and could result in material charges related to a write-down of PBCC's investment in these transactions.


The Company is currently in discussions with US Airways as to whether it will continue leasing these aircraft to them post bankruptcy at reduced lease rates. The Company also extended the time for rejection of the aircraft by 60 days to allow PBCC time to negotiate a mutually acceptable arrangement to continue leasing these aircraft to US Airways. Depending on the amount of the reduction to the lease rate, the Company may have to record additional charges for uncollectible lease receivables, which are not already covered by its existing allowance for credit losses. If the Company is unable to reach agreement on acceptable lease rates, it may repossess the aircraft which could result in material charges related to the write-down of the investment in these transactions.

                         PITNEY BOWES CREDIT CORPORATION

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Portfolio Quality (continued)

PBCC's investment in commercial aircraft leasing transactions also includes four aircraft with United and one aircraft with a wholly-owned regional carrier subsidiary of United, for a total investment of $65.0 million. To date, United has made all contractual payments on the above transactions. The Company has begun discussions with United concerning its leased aircraft and continues to monitor the airline's public disclosure of its discussions with its unions and with government officials. Continued deterioration of this situation or in the airline industry in general may cause a negative impact on the Company's cash flow and could result in material charges related to a write-down of its investment in these or other airline transactions.

The potential range of pretax write-downs associated with US Airways and United combined could be between zero and $100 million. Accordingly, due to the wide range of outcomes, no write-down has been recorded at this time. The Company will reevaluate its position in subsequent quarters as the US Airways bankruptcy proceeding continues and more information is disclosed about United's ability to fulfill its obligations under its leases.

Other Matters

Capital Services Segment:

In October 2002, PBI announced that it is reviewing possible actions to reduce its overall exposure in its Capital Services segment to focus exclusively on transactions related to its postal and document-related financing business. At September 30, 2002, PBCC's total investment in Capital Services lease related assets included in its Consolidated Balance Sheet was composed of the following:

(Dollars in millions)                                September 30,2002
                                                   ---------------------

Leveraged leases                                       $    1,293
Finance receivables                                         1,053
Investment in partnership                                     162
Rental equipment                                               21
                                                         -----------
Total                                                  $    2,529
                                                         ===========


Leveraged leases are diversified across the following types of assets:


o       $336 million related to commercial real estate facilities.
o       $301 million for aircraft transactions with major commercial airlines.
o       $240 million for postal equipment with international postal authorities.
o       $155 million related to locomotives and railcars.
o       $131 million for rail and bus facilities.
o       $130 million for telecommunications equipment.

The Company's leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunications entities. Approximately 87 percent of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements. Additionally, the Company's leveraged lease investment in commercial real estate facilities includes approximately $84 million related to leases of corporate facilities to four U.S. telecommunication entities, of which $69 million is with lessees that are highly rated.

Overall, approximately 51% of the Company's $1.3 billion leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, 17% of the Company's remaining leveraged lease portfolio represents leases to highly rated government related organizations, which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

                         PITNEY BOWES CREDIT CORPORATION

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Other Matters (continued)

Capital Services finance receivables are composed of the following:

Assets held for sale                                        $      420
Single investor leases:
    Large ticket single investor leases                            405
    Imagistics lease portfolio                                     228
                                                             ------------
Total                                                        $   1,053
                                                             ============



Investment in partnership represents a 50% equity interest in PBG Capital Partners LLC (PBG). PBG was formed by PBCC and GATX Corporation during 1997 for the purposes of financing and managing certain leasing related assets. The Company accounts for its investment in PBG under the equity method.

The Company expects to phase out its assets held for sale portfolio by the end of next year. The Consolidated Statement of Income includes financing revenue of $5.2 million and $16.4 million for the quarters ended September 30, 2002 and 2001, respectively, and $21.5 million and $28.4 million for the nine months ended September 30, 2002 and 2001, respectively, attributable to its assets held for sale portfolio.

The Company is reviewing its other Capital Services investments and will be determining the optimum time for divesting those assets, other than postal and document related assets, including timing the disposal of these assets, to maximize value. At September 30, 2002, Capital Services postal and document related assets consist of leveraged leases of $240 million for postal equipment with international postal authorities and its Imagistics lease portfolio of $228 million. The Company plans to continue to originate postal and document related assets, which it may hold as investments or sell to third parties.


Due to the wide range of possible actions and outcomes, which the Company is currently reviewing, PBCC is uncertain at this time as to the potential impact of these actions on its financial position, results of operations and cash flows.

Expected Deregistration of PBCC:

On October 23, 2002, PBCC filed a Form 15 with the Securities and Exchange Commission ("SEC"). The filing of the Form 15 is the final step in relieving the Company of its reporting requirements under the Securities Exchange Act of 1934. The SEC may take up to 90 days to review the certification. PBCC expects a favorable ruling from the SEC and believes this Form 10-Q for the quarterly period ended September 30, 2002 will be the Company's final periodic report filing.

                         PITNEY BOWES CREDIT CORPORATION
ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Liquidity and Capital Resources


The Company's principal sources of funds are from operations and borrowings. It has been PBCC's practice to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control sensitivity to interest rate volatility. PBCC's debt mix was 43 percent short-term and 57 percent long-term at September 30, 2002, compared to 26 percent short-term and 74 percent long-term at December 31, 2001. PBCC's swap-adjusted variable-rate versus fixed-rate debt mix was 36 percent variable-rate and 64 percent fixed-rate at September 30, 2002, compared to 30 percent variable-rate and 70 percent fixed-rate at December 31, 2001. The Company may borrow through the issuance of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. Together with its parent PBI, the Company had unused lines of credit and revolving credit facilities totaling $1.5 billion at September 30, 2002, largely supporting PBI's commercial paper borrowings. More detailed information regarding the Company's debt is contained in Note 4 to the CONSOLIDATED FINANCIAL STATEMENTS.

PBCC has $75 million of unissued debt securities available at September 30, 2002 from a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term-Notes, Series D.

In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 194 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at September 30, 2002 with a total principal balance of $53.6 million. These notes are secured by the underlying lease transaction payments.

The Company's utilization of derivative instruments is normally limited to interest rate swap agreements and foreign currency exchange forward contracts. The Company periodically enters into interest rate swap agreements as a means of managing interest rate exposure. The interest rate differential paid or received over the life of the agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements to the extent of the differential between fixed- and variable-rates; such exposure is considered minimal. At September 30, 2002, the Company was counterparty to interest rate swap agreements with a total notional amount of $450 million.

The Company has, from time to time, entered into foreign currency exchange forward contracts for the purpose of minimizing its risk of loss from fluctuations in exchange rates in connection with certain intercompany transactions. The Company is exposed to credit loss in the event of non-performance by the counterparties to the foreign currency exchange forward contracts to the extent of the difference between the spot rate at the date of the contract delivery and the contracted rate; such exposure is also considered minimal. At September 30, 2002 there were no foreign currency exchange forward contracts outstanding.

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

                         PITNEY BOWES CREDIT CORPORATION
 ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


The Company will continue to use cash to invest in finance assets with emphasis on Internal Financing programs and in select investment in Capital Services transactions. The Company believes that cash generated from operations and collections on existing lease contracts will provide the majority of cash needed for such investment activities. Borrowing requirements will be dependent upon the level of equipment purchases from PBI, the level of Capital Services financing activity, capital requirements for new business initiatives, intercompany loans, and the refinancing of maturing debt. Additional cash, to the extent needed, is expected to come from commercial paper and intermediate- or long-term debt securities and intercompany funds, when available. While the Company expects that market acceptance of its debt will continue to be strong, additional liquidity is available under revolving credit facilities and credit lines.

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

USPS Information Based Indicia Program ("IBIP")

In May 1995, the USPS publicly announced its concept of its IBIP for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the Indicium specification;
(ii) a Postal Security Device specification; (iii) a Host specification; and
(iv) a Vendor Infrastructure specification. During the period from May 1995 through September 30, 2002, PBI submitted extensive comments to a series of proposed IBIP specifications issued by the USPS, including comments on the IBI Performance Criteria.

Other Regulatory Matters


In June 2002, PBI received an examination report from the Internal Revenue Service (IRS) showing proposed income tax adjustments for the 1992 to 1994 tax years. PBCC filed as a member of PBI's 1992 through 1994 consolidated tax returns. The total additional tax proposed by the IRS for the 1992 through 1994 tax years is about $24 million, substantially all of which relates to PBCC. In August 2002, PBI filed a protest with the IRS to challenge most of the proposed deficiencies asserted by the IRS. PBI and PBCC believe that they have meritorious defenses to those deficiencies and that the ultimate outcome will not result in a material effect on PBCC's consolidated results of operations, financial position or cash flows. However, if the IRS prevails on its asserted deficiencies, additional tax may be due for 1995 and future tax years, which could materially impact the Company's results of operations, financial position or cash flows. At any time, PBCC's provision for taxes could be impacted by changes in tax law and interpretations by governments or courts.

                         PITNEY BOWES CREDIT CORPORATION
 ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Forward - Looking Statements




The Company wants to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by the Company's management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the Company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate", "project", "plan", "believe", "expect", "anticipate", "intend", and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the Company include:


o changes in international or national political conditions, including any terrorist attacks
o negative developments in economic conditions, including adverse impacts on customer demand
o    changes in postal regulations
o    timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o    successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the Company's success at managing customer credit risk, including risks associated with commercial aircraft leasing transactions, and residual value risk
o    changes in interest rates
o    timing and execution of PBI restructuring plan
o    timing and execution of the meter transition plan
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
o negative income tax adjustments for prior audit years and changes in tax laws or regulations
o    terms and timing of actions to reduce exposures in Capital Services segment
o    changes in pension and retiree medical costs


Item 3. - Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2001 regarding this matter.


Item 4. - Controls and Procedures

(a) Explanation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14 (c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, the disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in Internal Controls


There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS



In the ordinary course of business, the Company and PBI, its parent, are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions purportedly brought on behalf of classes of claimants. These may involve litigation by or against the Company and PBI relating to, among other things:


o        contractual rights under vendor, insurance or other contracts
o        intellectual property or patent rights
o        equipment, service, payment or other disputes with customers
o        disputes with employees

In those cases where the Company is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Although the Company cannot predict the outcome of such matters, based on current knowledge, management does not believe that the ultimate outcome of these litigations will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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


b. No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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

Dated:  November 12, 2002



                                           By      /s/  MICHAEL C. COSTELLO
                                                   ------------------------

                                                      Michael C. Costello
                                                          Controller
                                                (Principal Accounting Officer)

Dated:  November 12, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Matthew S. Kissner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pitney Bowes Credit Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/s/ Matthew S. Kissner
----------------------
Matthew S. Kissner
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  David Kleinman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pitney Bowes Credit Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

c. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/s/ David Kleinman
------------------
David Kleinman
Vice President, Finance and
Chief Administrative Officer

Exhibit (12)



                Computation of Ratio of Earnings to Fixed Charges
                            (in thousands of dollars)



                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                          --------------------------------        -------------------------------
                                                   2002              2001                  2002            2001
                                                   ----              ----                  ----            ----

Income before income taxes..............     $   80,039       $    79,256             $ 239,310     $   121,965
                                                -------           -------               -------         -------
Fixed charges:
  Net interest on debt..................         19,216            26,457                62,613          80,277
  One third rent expense................             93               152                   350             338
                                                -------           -------               -------         -------

Total fixed charges.....................         19,309            26,609                62,963          80,615
                                                -------           -------               -------         -------

Earnings before fixed charges...........     $   99,348        $  105,865             $ 302,273     $   202,580
                                                =======           =======               =======         =======

Ratio of earnings to fixed charges (1)(2)         5.15X             3.98X                 4.80X           2.51X
                                                =======           =======               =======         =======







(1) The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Fixed charges consist of net interest on debt and one third of rent expense as representative of the interest portion.

(2) Excluding the effect of the cost of meter transition recorded in the second quarter of 2001, the ratio of earnings to fixed charges was 3.88 for the nine months ended September 30, 2001.

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pitney Bowes Credit Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Matthew S. Kissner, Chief Executive Officer of the Company, certify that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Matthew S. Kissner
----------------------
Matthew S. Kissner
Chief Executive Officer
November 12, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pitney Bowes Credit Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, David Kleinman, Vice President, Finance and Chief Administrative Officer of the Company, certify that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ David Kleinman
------------------
David Kleinman
Vice President, Finance and
Chief Administrative Officer
November 12, 2002